Form 10-Q
period 1998-03-31
PRIMESTAR INC
filed 1998-05-15
CIK 1054666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________


Commission File Number:  000-23883


                                PRIMESTAR, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      State of Delaware                                    84-1441684
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  8085 South Chester Street, Suite 300
        Englewood,  Colorado                                   80112
----------------------------------------                   --------------
(Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code:  (303)  712-4600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days [_] Yes     [X] No

     None of PRIMESTAR, Inc.'s shares of common stock are publicly traded as of April 30, 1998. The number of shares outstanding of PRIMESTAR, Inc.'s common stock as of April 30, 1998 was:

                   Class A common stock 179,143,933 shares;
                  Class B common stock 8,465,324 shares; and
                    Class C common stock 13,332,365 shares.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet

                                March 31, 1998
                                  (unaudited)


Assets
------

Cash                                                                    $10
                                                                        ===

Stockholder's Equity
--------------------

Common stock, $1 par value
 Authorized 1,000 shares; issued and outstanding 10 shares              $10
                                                                        ===

Commitments and contingencies (note 5)

See accompanying notes to consolidated balance sheet.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

                                March 31, 1998
                                  (unaudited)

(1)  Organization
     ------------

     PRIMESTAR, Inc. ("PRIMESTAR" or the "Company") and certain of its subsidiaries were incorporated on August 27, 1997, and subsequently, ten shares of the Company's common stock were issued to TCI Satellite Entertainment, Inc. ("TSAT") for a capital contribution of $10. Through March 31, 1998, the Company has not conducted any significant activities other than those incident to its formation and the Roll-up Plan (defined below).

(2)  The Restructuring
     -----------------

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, the Company, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), US WEST Media Group, Inc. and GE American Communications, Inc. ("GE Americom"), and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and the Company, a business combination (the "Restructuring") was consummated whereby (a) TSAT contributed and transferred to the Company pursuant to the TSAT Asset Transfer Agreement (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (I) the capital stock of Tempo Satellite, Inc. ("Tempo"), a wholly-owned subsidiary of TSAT that holds certain authorizations granted by the Federal Communications Commission (the "FCC") and other assets and liabilities relating to a proposed direct broadcast satellite ("DBS") system being constructed by Tempo, (II) the consideration received by TSAT in the Restructuring and (III) the rights and obligations of TSAT under agreements with the Company and others and
     (b) (I) the business of PRIMESTAR Partners L.P. (the "Partnership"), (II) the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), including certain related assets (collectively, the "PRIMESTAR Assets") and related liabilities (collectively the "PRIMESTAR Liabilities") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (III) the interest in the Partnership (the "Partnership Interest") of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) digital satellite business, which is the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the United States, measured by the number of subscribers as of March 31, 1998. The Company currently offers a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental U.S. The PRIMESTAR(R) medium power service is transmitted via a satellite ("GE-2") owned by GE Americom and located at the 85 West Longitude ("W.L.") orbital position. Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by the authorized distributors, all of whom were affiliated with one or more of the partners of the Partnership (collectively, the "Distributors"). As a result of the Restructuring, the entire PRIMESTAR(R) digital satellite business has been consolidated into the Company.

     In connection with the Restructuring, each of TSAT, Comcast, Cox, MediaOne, Newhouse, TWE and GE Americom received from the Company (i) in the case of Cox and MediaOne, an amount of cash and in the case of TSAT, Newhouse, TWE, Comcast and GE Americom, an assumption of indebtedness by the Company, (ii) shares of Class A Common Stock, $.01 par value per share, of the Company, ("PRIMESTAR Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of the Company ("PRIMESTAR Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 per value per share, of the Company ("PRIMESTAR Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement.

     Holders of PRIMESTAR Class A Common Stock are entitled to one vote for each share of such stock held, holders of PRIMESTAR Class B Common Stock are entitled to ten votes for each share of such stock held and holders of PRIMESTAR Class C Common Stock are entitled to ten votes for each share of such stock held, on all matters presented to such stockholders.

     As of the Closing Date, the approximate ownership of PRIMESTAR's common stock was as follows:

     Name of Beneficial Owner               Ownership Percentage   Voting Power
     ------------------------               --------------------   ------------
     TSAT                                          37.23%              38.02%
     TWE and Newhouse (collectively)               30.02%              30.66%
     Comcast                                        9.50%               9.70%
     MediaOne                                       9.69%               9.90%
     Cox                                            9.43%               9.63%
     GE Americom                                    4.13%               2.09%


                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     The TSAT Asset Transfer will be recorded at TSAT's historical cost, and TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following the consummation of the Restructuring. The remaining elements of the Restructuring, as set forth above, will be accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties will be allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

(3)  The TSAT Merger
     ---------------

     Pursuant to an Agreement and Plan of Merger dated as of February 6, 1998 (the "TSAT Merger Agreement"), between TSAT and the Company, it is contemplated that TSAT will be merged with and into the Company, with the Company as the surviving corporation (the "TSAT Merger"). In connection therewith (i) each outstanding share of Series A Common Stock of TSAT will be converted into the right to receive one share of PRIMESTAR Class A Common Stock, and (ii) each outstanding share of Series B Common Stock of TSAT will be converted into the right to receive one share of PRIMESTAR Class B Common Stock, subject to adjustment. Each share of PRIMESTAR's common stock then held by TSAT will be canceled.

     The Restructuring (including the TSAT Asset Transfer) and the TSAT Merger are collectively referred to herein as the Roll-up Plan. As described below, consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement and, accordingly, there can be no assurance that the TSAT Merger will be consummated.

     The respective obligations of the parties to the TSAT Merger Agreement to consummate the TSAT Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, (a) occurrence of one of the following: (i) FCC approval of TSAT's pending application to transfer control of Tempo to the Company, (ii) divestiture by TSAT of the construction permit issued by the FCC to Tempo authorizing construction of a high-power DBS system (together with related authorizations, the "FCC Permit"), or (iii) FCC permission to consummate the TSAT Merger without divestiture of the FCC Permit; (b) the absence of any legal restraint or prohibition preventing consummation of the TSAT Merger and (c) receipt of approval for listing on the National Market tier of the Nasdaq Stock Market of the shares of PRIMESTAR Class A Common Stock and PRIMESTAR Class B Common Stock issuable to the stockholders of TSAT pursuant to the TSAT Merger Agreement, subject to official notice of issuance. In addition, the Company has the right to terminate the TSAT Merger Agreement and abandon the TSAT Merger, under certain circumstances. In light of the foregoing conditions, there can be no assurance that the TSAT Merger will be consummated as currently contemplated by the TSAT Merger Agreement.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     The TSAT Merger will be treated as the acquisition of TSAT by the Company. Such acquisition will be accounted for at TSAT's historical cost since (i) the percentage of the Company owned by TSAT prior to the consummation of the TSAT Merger will be approximately equal to the percentage of the Company to be owned by TSAT stockholders following consummation of the TSAT Merger and (ii) the TSAT Merger and the Restructuring are both a part of the Roll-up Plan.

(4)  The ASkyB  Transaction
     ----------------------

     In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement dated as of June 11, 1997 among the Partnership, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB"), and for certain purposes only, each of the partners of the Partnership, the Company agreed to acquire from MCI two high power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 W.L. orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB would receive non-voting convertible securities of PRIMESTAR, comprising, subject to closing adjustments, approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 par value per share, of the Company (the "PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Series D Common Stock, $.01 par value per share, of the Company (the "PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $516 million principal amount of convertible subordinated notes of the Company (the "PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 45 million shares of PRIMESTAR Class D Common Stock).

     The PRIMESTAR Convertible Subordinated Notes will be due and payable, and the PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the PRIMESTAR Convertible Preferred Stock and interest on the PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of PRIMESTAR, in shares of the non-voting PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of PRIMESTAR Class D Common Stock issued to ASkyB or any of its affiliates upon conversion of such PRIMESTAR Convertible Preferred Stock and PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of PRIMESTAR Class D Common Stock will in turn automatically convert into shares of PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     As described below, consummation of the ASkyB Transaction is contingent on, among other things, receipt of all necessary government and regulatory approvals, and accordingly, no assurance can be given that the ASkyB Transaction will be consummated.

     Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder by the Federal Trade Commission (the "FTC"), the ASkyB Transaction may not be consummated until (i) applicable Notification and Report Forms have been submitted and certain information has been furnished to the FTC and the Antitrust Division of the Department of Justice (the "Antitrust Division"), and (ii) required waiting periods have expired or terminated. Each of the Partnership, on behalf of the Company, Rupert Murdoch, News Corp. and MCI have filed Notification and Report Forms with the FTC and the Antitrust Division. All of such filings were made on July 18 1997. On August 15, 1997, the Antitrust Division asked for further information about the ASkyB Transaction. Until all recipients of the Antitrust Division's request for additional information substantially comply with the request, the waiting period under the HSR Act is suspended. The Company has been advised that all recipients of such request for additional information have certified to the FTC and the Antitrust Division that they are in substantial compliance with such request. Each of News Corp., MCI, ASkyB and the Partnership has agreed, pursuant to the ASkyB Agreement, to use its commercially reasonable efforts to obtain all approvals from regulatory authorities, including, without limitation, the FCC, the Department of Justice ("DOJ") and the FTC, necessary to consummate the transactions contemplated by the ASkyB Agreement.

     On May 12, 1998, the DOJ filed a civil antitrust action opposing the ASkyB Transaction (the "DOJ Action"). The action seeks to prevent the Company from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require the Company's stockholders affiliated with the cable industry to divest their ownership interests in the Company.

     The Company intends to take all appropriate action to pursue its rights, including vigorously contesting this matter in the courts. However, no assurance can be given as to the outcome of this matter, and an unfavorable decision could have a material adverse effect on the Company's current plans with respect to a high power digital satellite business. Moreover, any protracted litigation with the DOJ could result in significant legal expenses to the Company. The Company does not believe, however, that the DOJ action and any resulting litigation will have a significant impact on the operation or operating results of the Company's existing medium power satellite television business.

     The Company also intends to pursue further discussions with the DOJ regarding a potential consent decree to permit the ASkyB Transaction to go forward. However, no assurance can be given that a negotiated resolution of this matter is possible on terms acceptable to the Company and its stockholders, or on any terms, and the terms of any such consent decree could have a material adverse effect on the Company's high power strategy.

     Consummation of the ASkyB Transaction is also subject to certain other conditions, including, among others, either (i) the receipt of an order adopted by the FCC and the expiration of the 30 day period for any such action on the FCC's own motion with respect to the grant of the license to MCI for the authorization to construct, launch and operate satellites in the DBS orbital locations at 110 W.L. providing 28 transponder channels of service and assignment of such license to the Company or its designee or
     (ii) the implementation of an Acceptable Alternative Arrangement (as defined). On August 15, 1997, the Partnership (on behalf of the Company) and MCI filed an application with the FCC for consent to the assignment to the Company of the high power DBS authorizations and certain other assets owned by MCI (the "Assignment Application"). The Assignment Application must be approved by the FCC before the consummation of the ASkyB Transaction. The FCC placed the Assignment Application on Public Notice for comments. While MCI has a contractual obligation to maintain its due diligence at the FCC with respect to its DBS authorizations that are subject to the Assignment Application, there can be no assurance that MCI will do so.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     Numerous parties have filed comments and petitions to deny with regard to the Assignment Application. The petitions and comments urge the FCC to either deny the Assignment Application or to condition its approval. The Partnership, MCI and News Corp. filed separate oppositions to these petitions. Replies were filed on October 20. 1997. The issues raised in these petitions, comments and replies include the following: (1) opposition to the Partnership or the Company holding the 110 W.L. authorization; (2) opposition to the Partnership or the Company simultaneously holding authorizations for both the 110 W.L. orbital position (28 transponders) and the 119 W.L. orbital position (11 transponders), which together represent approximately 40% of the total transponder capacity in the three orbital positions allocated to the U.S. for DBS service that provide full CONUS visibility; (3) requests for extension of the FCC's rules governing access to satellite delivered programming to News Corp. and expansion of those rules to programming not delivered by satellite (such as broadcast television stations) and (4) issues relating to the possible applicability of the foreign ownership restrictions of Section 310(b) of the Communications Act of 1934, as amended. There can be no assurance that the FCC's review of these and other documents or the Assignment Application will be favorable, or that the FCC will not impose conditions unacceptable to the Company, MCI, ASkyB or News Corp. in connection with its review.

(5)  Commitments and Contingencies
     -----------------------------

     In connection with (i) the Restructuring, and (ii) the prior arrangement by each holder of PRIMESTAR Class C Common Stock (collectively the "Class C Stockholders") for the issuance of an irrevocable transferable letter of credit (collectively, the "GE-2 Letters of Credit") for the benefit of GE Americom to provide collateral security for certain obligations of the Partnership to GE Americom, and each Class C Stockholder's related obligation to reimburse the issuing bank for any drawings made under such GE-2 Letter of Credit pursuant to an existing reimbursement agreement and/or other existing documentation between such Class C Stockholder and the issuing bank (collectively, the "Reimbursement Documentation"), the Company entered into a reimbursement agreement with each Class C Stockholder (collectively, the "Reimbursement Agreements"). The Reimbursement Agreements provide for, among other things, the assumption by PRIMESTAR of all the obligations of the Class C Stockholders under the Reimbursement Documentation and the GE-2 Letters of Credit, including all existing and future payment obligations of the Class C Stockholders thereunder, and the indemnification by the Company of the Class C Stockholders for any and all losses, claims, damages, liabilities, deficiencies, obligations, costs and expenses of the Class C Stockholders relating thereto.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     In addition, pursuant to the TSAT Asset Transfer Agreement, the Company assumed the rights and obligations of TSAT under certain indemnification agreements (as amended) between TSAT and the affiliates of Tele-Communications, Inc. ("TCI") that issued PRIMESTAR Letters of Credit, which include reimbursement obligations in favor of such TCI affiliates with respect to such PRIMESTAR Letters of Credit on substantially the same terms as the Reimbursement Agreements. Each of TWE, Comcast, Cox, MediaOne and TCI (or their respective affiliates) will be paid a fee in consideration of their agreements to maintain such PRIMESTAR Letters of Credit outstanding for a period of time following the Closing Date. The obligations of the Company under the Reimbursement Agreements and such indemnification agreements are subordinated in right of payment to all other indebtedness of the Company for borrowed money.

     Pursuant to the Restructuring Agreement, the Company and its subsidiaries, jointly and severally, are required to indemnify each Class C Stockholder, GE Americom, each affiliate of a Class C Stockholder or GE Americom, and each of their respective officers, directors, employees and agents against and hold them harmless from (i) any and all losses, liabilities, claims, damages, costs and expenses suffered or incurred by any such indemnified party arising out of or resulting from any liabilities of such Class C Stockholder or GE Americom assumed by the Company in the Restructuring,
     (ii) any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from the operation by the Company, its subsidiaries, or any of their respective predecessors of the digital satellite business or the ownership by the Company, its subsidiaries or any of their respective predecessors of any assets used primarily therein, whether before, on or after the Closing Date and (iii) any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from the business, affairs, assets or liabilities of the Company and its subsidiaries, whether arising before, on or after the Closing Date.

     The Restructuring Agreement also provides for each of Comcast, Cox, MediaOne, TWE, Newhouse and GE Americom, severally and not jointly, to indemnify the Company, its subsidiaries and agents against and hold them harmless from any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from (A) (i) the operation by such indemnitor, its subsidiaries or any of their respective predecessors of any business other than the PRIMESTAR(R) distribution business or the digital satellite business or (ii) the ownership by such indemnitor, its subsidiaries or any of their respective predecessors of any assets other than PRIMESTAR Assets or assets used primarily in the digital satellite business, in any such case whether before, on or after the Closing Date or
     (B) the business, affairs, or liabilities, other than PRIMESTAR Liabilities, of such indemnitor after the Closing Date.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     In addition, the Restructuring Agreement provides for each of Comcast, Cox, MediaOne and GE Americom, severally and not jointly, to indemnify the Company, its subsidiaries and each of their respective officers, directors, employees and agents against and hold them harmless from, any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from the breach of such indemnitor's representation and warranty relating to the assets and liabilities of its respective subsidiary or subsidiaries which, prior to the Restructuring, provided PRIMESTAR(R) service ("PRIMESTAR Subs").

     Pursuant to the Restructuring Agreement, each of Comcast, Cox and GE (each, in such capacity, a "Merger Indemnitor") is required to indemnify the Company, its affiliates and each of their respective officers, directors, employees, stockholders, agents and representatives against and hold them harmless from (i) all liability for all taxes, other than transfer taxes, applicable to the conveyance and transfer of PRIMESTAR Assets and PRIMESTAR Liabilities pursuant to any Asset Transfers attributable to the operation or ownership of such party's PRIMESTAR Assets and Partnership Interest ("Covered Taxes") during the taxable period ending on or before the Closing Date or the portion that ends on the Closing Date of any taxable period that begins before and ends after the Closing Date (the "Pre-Closing Tax Period"), (ii) all liability for Covered Taxes of any corporation which, prior to the Closing, was affiliated with the Merger Indemnitor's PRIMESTAR Sub or with which the Merger Indemnitor's PRIMESTAR Sub, prior to the Closing, filed a consolidated, combined, unitary or aggregate tax return,
     (iii) all liability for Covered Taxes resulting from the merger of the Merger Indemnitor's PRIMESTAR Sub with and into the Company failing to qualify under either (I) Section 351(a) of the Internal Revenue code of 1986, as amended (the "Code"), coupled with a deemed liquidation of the Merger Indemnitor's PRIMESTAR Sub under Section 332 of the Code or (II)
     Section 368(a) of the Code (except, in either such case, for any failure to so qualify attributable to any action taken after the Closing by PRIMESTAR or any of its subsidiaries, other than any such action expressly required or contemplated by the Restructuring Agreement), and (iv) all liability for any reasonable legal, accounting, appraisal, consulting or similar fees and expenses relating to the foregoing.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     The Restructuring Agreement also provides for each of MediaOne, Newhouse and TWE (each, in such capacity, a "Contribution Indemnitor") to indemnify the Company, its affiliates and each of their respective officers, directors, employees, stockholders, agents and representatives against and hold them harmless from (i) in the case of a transfer of assets (other than stock of a corporation ) to PRIMESTAR by such Contribution Indemnitor, all liability for Covered Taxes attributable to the operation or ownership of such assets during the Pre-Closing Tax Period, (ii) in the case of a transfer of stock of a corporation (a "Contributed Corporation") to the Company by such Contribution Indemnitor, all liability for Covered Taxes of the Contributed Corporation for the Pre-Closing Tax Period, (iii) in the case of a Contributed Corporation, all liability for Covered Taxes of any corporation which, prior to the Closing as affiliated with the Contributed Corporation or with which the Contributed Corporation, prior to the Closing, was affiliated with the Contributed Corporation or with which the Contributed Corporation, prior to the Closing, filed a consolidated, combined, unitary or aggregate tax return, and (iv) all liability for any reasonable legal, accounting, appraisal, consulting or similar fees and expenses relating to the foregoing.

     Notwithstanding the foregoing, each Merger Indemnitor and Contribution Indemnitor is not required to indemnify and hold harmless the Company and its affiliates and each of their respective officers, directors, employees, stockholders, agents and representatives, and the Company is required to indemnify each such indemnitor, its affiliates and each of their respective officers, directors, employees, stockholders, agents and representatives against and hold them harmless from, (i) all liability for Covered Taxes of PRIMESTAR for the taxable period that begins after the Closing Date or the portion that begins after the Closing Date of any taxable period that begins before and ends after the Closing Date, (ii) all liability for Covered Taxes resulting from the merger of the Merger Indemnitor's PRIMESTAR Sub with and into the Company failing to qualify under Section 368(a) of the Code if such failure is attributable to any action taken after the Closing by the Company or any of its subsidiaries (other than any such action expressly required or contemplated by the Restructuring Agreement), and (iii) all liability for any reasonable legal, accounting, appraisal, consulting or similar fees and expenses relating to the foregoing.

     In connection with the ASkyB Transaction, the Company will also assume certain obligations under certain specified contracts and other arrangements binding upon ASkyB, New Corp. and/or MCI, which will require the Company to make payments, subject to the terms and conditions of such contracts and arrangements. At March 31, 1998, the remaining commitments under such obligations to be assumed aggregated approximately $180 million.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     The International Bureau of the FCC has granted a subsidiary of EchoStar Communications Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

     GE Americom and the Partnership have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and the Partnership have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any agreement in respect of such coordination between the Partnership and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

     ResNet Communications, LLC ("ResNet LLC"), a limited liability corporation owned 95.01% by ResNet Communications, Inc. and 4.99% by a subsidiary of the Company, has agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. The Company's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, the Company could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. As of March 31, 1998, ResNet had purchased $5,319,000 in equipment under this arrangement.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                      Notes to Consolidated Balance Sheet

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of
---------------------------------------------------------------------------
  Operations
  ----------

General
-------

     As discussed in note 2 to the accompanying consolidated balance sheet, the
Restructuring was consummated on April 1, 1998 (the "Closing Date").   Prior to
the Closing Date, the Company did not conduct any significant activities other than those incident to its formation and the Roll-up Plan.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of PRIMESTAR, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding the Roll-up Plan; the ASkyB Transaction; PRIMESTAR's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to PRIMESTAR's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for PRIMESTAR Partners' existing medium power satellite television business; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. PRIMESTAR expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in PRIMESTAR's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Summary of Operations
---------------------

     As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) digital satellite business, which is the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the United States, measured by the number of subscribers as of March 31, 1998.

                       PRIMESTAR, INC. AND SUBSIDIARIES

--------------------------------

     The Company currently offers a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental U.S. The PRIMESTAR(R) medium power service is transmitted via GE-2. Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by the Distributors. As a result of the Restructuring, the entire PRIMESTAR(R) digital satellite business has been consolidated into the Company, and the Company intends to pursue a national sales strategy for the PRIMESTAR(R) medium power service with consistent programming, packaging and pricing. The PRIMESTAR(R) medium power service served over 2.0 million subscribers as of March 31, 1998.

     The Company also intends to participate in the high power segment of the digital satellite industry. Through various agreements with TSAT's wholly-owned subsidiary, Tempo, the Company currently has rights to the capacity of a DBS system being constructed by Tempo at the 119 W.L. orbital location, which would enable the Company to offer a high power service with approximately 120 channels of digital video and audio programming. The Company plans to market this service both on a retail basis to individual subscribers and on a wholesale basis to smaller cable systems, wireless cable, private cable and other channel-constrained analog services, which would resell such programming to their own customers under the Company's DigiPixSM brand name. If the ASkyB Transaction is ultimately approved, of which there is no assurance, the Company would be positioned to construct a DBS system at the 110 W.L. orbital location that would enable the Company to offer a high power service with approximately 225 channels of video and audio programming.

Liquidity and Capital Resources
-------------------------------

     In connection with the consummation of the Restructuring, the Company paid cash to, or assumed debt of, the Non-TSAT Parties in the aggregate amount of approximately $479 million. The Company financed such cash payments and debt assumption with the proceeds from a $350 million unsecured senior subordinated interim loan (the "Interim Loan") and through borrowings under the Company's senior secured credit facility, which amended and restated TSAT's senior secured reducing revolving credit facility (as amended and restated, the "Senior Credit Facility"). In addition, the Company assumed indebtedness of TSAT and the Partnership aggregating approximately $1,046 million, including (i) $571 million outstanding under a bank credit facility which was obtained by the Partnership to finance advances to Tempo for payments due in respect of the construction of the Tempo Satellites, and which in turn is supported by letters of credit arranged for by affiliates of all but one of the Partners (the "Partnership Credit Facility"), (ii) $373 million under TSAT's 10 7/8% Senior Subordinated Notes and 12 1/4% Senior Subordinated Discount Notes (collectively, the "Existing Notes"), (iii) $100 million outstanding prior to the closing of the Restructuring under the Senior Credit Facility and (iv) $2 million of capital lease obligations.

     On the Closing Date, the Company entered into a senior subordinated credit agreement (the "Interim Loan Agreement") with certain financial institutions (the "Lenders") with respect to the Interim Loan. The Interim Loan Agreement provided for commitments of $350 million. The commitments were fully funded to the Company on the Closing Date through an advance of approximately $115 million, together with assumption of indebtedness by the Company pursuant to two assumption agreements, which advance and assumptions equaled an aggregate amount of $350 million.

     The obligations under the Interim Loan Agreement are due in full one year from Closing Date. However, the Company has the option to convert any outstanding principal amount of the Interim Loan to a term loan on such date (the "Conversion Date"). If converted to a term loan, the term loan would mature on April, 2008.

     The outstanding principal under the Interim Loan Agreement bears interest at a rate per annum equal to the greater of 10% or, at the election of the Lenders, (i) a rate per annum that is equal to the corporate base rate, as provided for in the Interim Loan Agreement, (ii) the Federal Funds effective rate, plus 0.50%, or (iii) the London interbank offered rate for such period, plus in each case the Applicable Spread (as defined in the Interim Loan Agreement). The Applicable Spread is 475 basis points until June 30, 1998 and increases periodically thereafter, with a final increase to 750 basis points from and after April 1, 1999.

     At any time after the Conversion Date, at the request of any lender, the interest rate on all or any portion of the term loan owing to such lender will be converted to a fixed rate equal to the rate in effect as of the date such lender gave notice to the Company.

     Interest is payable monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to the amount of the interest being so paid.

     Prior to the Conversion Date, the Company may prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings or upon consummation of the ASkyB Transaction. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment.

     The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, dispositions of Tempo Satellites, capital contributions, securities issuances and change of control (as defined in the Interim Loan Agreement) of the Company.

     The Company currently intends to refinance the Interim Loan and is evaluating alternatives with respect to such refinancing. There can be no assurance that the Company will be able to secure such refinancing on terms that are acceptable to the Company or at all, and if secured, as to the timing of such refinancing.

                       PRIMESTAR, INC. AND SUBSIDIARIES

------------------------------------------

     In connection with the Restructuring, the Company entered into the Senior Credit Facility, which amended and restated TSAT's bank credit facility, and assumed all rights and obligations of TSAT thereunder. As of the date of the Restructuring, $280 million in loans were outstanding under the Senior Credit Facility. Two letters of credit with an aggregate drawable amount of $30 million have been issued for the account of the Company pursuant to the Senior Credit Facility, consisting of a $5 million letter of credit issued in connection with the Partnership Credit Facility and a $25 million letter of credit issued in connection with the GE-2 Agreement.

     The Senior Credit Facility, which is guaranteed by all direct and indirect subsidiaries of the Company, provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments, subject to the Company's compliance with operating and financial covenants and other customary conditions. After giving effect to the Restructuring, $420 million of such maximum commitments were unused. Commencing March 31, 2001, the revolving loan commitments will be reduced quarterly, and outstanding borrowing under the term loan commitments will be payable in quarterly installments, in each case in accordance with a schedule, until final maturity at June 30, 2005.

     At the option of the Company, borrowings under the Senior Credit Facility bear interest at a rate per annum equal to (i) the London interbank offered rate ("LIBOR"), (ii) the CD Rate, or (iii) the Base Rate, as defined in the Senior Credit Facility, plus in each case an Applicable Margin (as defined in the Senior Credit Facility). In addition, the Company must pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity.

     Borrowings under the Senior Credit Facility are guaranteed by all restricted subsidiaries of the Company (defined under the Senior Credit Facility to mean each of the Company's domestic subsidiaries of which the Company owns directly or indirectly at least 80% of the outstanding capital stock), and secured by collateral assignments or other security interests in (i) all material contracts to which the Company and/or the Partnership are parties, (ii) all equipment and other tangible assets of the Company (including, without limitation, satellite dishes and related reception and decoding equipment),
(iii) all receivables of the Company and the Partnership and (iv) all intellectual property and other general intangible assets of the Company and the Partnership. In addition, borrowings under the Senior Credit Facility will be secured by security interests in all capital stock or other equity interests of each of the Company's restricted subsidiaries.

     The Senior Credit Facility contains covenants regarding debt service coverage and leverage, as well as negative covenants restricting, among other things indebtedness, liens and other encumbrances, mergers or consolidation transactions, transactions with affiliates, investments, capital expenditures, and payment of dividends and other distributions.

                       PRIMESTAR, INC. AND SUBSIDIARIES

------------------------------------------

     The Partnership obtained the Partnership Credit Facility, which currently allows for borrowings up to $585 million, to finance advances to Tempo for payments due in respect of the construction and launch of two high power communications satellites, and borrowings thereunder are collateralized by the GE-2 Letters of Credit, which were arranged for by affiliates of the Partners (or, in the case of TSAT, affiliates of TCI) other than GEAS. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective GE-2 Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment to all other indebtedness of the Company for borrowed money. At March 31, 1998, the balance due under the Partnership Credit Facility was $571 million, including amounts borrowed to pay interest charges.

     At the option of the Partnership, borrowings under the Partnership Credit Facility bear interest at a rate per annum equal to (i) the Alternate Base Rate, as defined in the Partnership Credit Facility; (ii) the sum of (a) 7/16% plus
(b) LIBOR; or (iii) the sum of (a) 9/16% plus (b) CD Rate. Interest is payable, to the extent bearing interest based on the Alternate Base Rae, quarterly, in arrears and, to the extent bearing interest based on LIBOR or the CD rate, on the last day of the applicable interest period (and, in the case of a LIBOR or CD rate loans having an interest period longer than 90 days or three months, respectively, at intervals of 90 days and three months, respectively, after the first day of such interest period). In addition, the Partnership must pay quarterly, in arrears, a commitment fee of 3/16% per annum on the daily unused portion of the facility.

     The maturity date of the Partnership Credit Facility is September 30, 1998, and long-term financing alternatives with respect to the Tempo Satellites are currently being evaluated. No assurance can be given that any such long-term financing will be available on acceptable terms.

     On February 20, 1997, TSAT completed the offering related to the Existing Notes, consisting of $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes and $275 million aggregate principal amount at maturity of 12 1/4% Senior Subordinated Discount Notes. In connection with the Restructuring, the Company assumed all obligations of TSAT under the Existing Notes and the indentures relating thereto (the "Existing Indentures").

                       PRIMESTAR, INC. AND SUBSIDIARIES

------------------------------------------

     Cash interest on the Senior Subordinated Notes accrues at a rate of 10 7/8% per annum and is payable semi-annually in arrears each February 15 and August
15. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter, cash interest on the Senior Subordinated Discount Notes will accrue at a rate of 12 1/4% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2002; provided, however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined in the applicable Existing Indenture) on any interest payment date to commence the accrual of cash interest from and after the Cash Interest Date (as defined in the applicable Existing Indenture), in which case the outstanding principal amount at maturity of each Senior Subordinated Discount Note will on such interest payment date be reduced to the Accreted Value (as defined in the applicable Existing Indenture) of such Senior Subordinated Discount Note as of such interest payment date, and cash interest (accruing at a rate of 12 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Subordinated Discount Note on each interest payment date thereafter. The Existing Notes mature on February 15, 2007.

     The Existing Notes rank junior to, and are subordinated in right of payment to, all existing and future senior indebtedness of the Company, pari passu in right of payment with all senior subordinated indebtedness of the Company, including the 1998 Notes, and senior in right of payment to all subordinated indebtedness of the Company. The Senior Credit Facility is guaranteed by all the direct and indirect Subsidiaries of the Company, and, therefore, the Existing Notes are structurally subordinated to all obligations under the Senior Credit Facility.

     In April 1998, the Company announced the terms of a proposed business combination (the "Superstar Acquisition") with Superstar/Netlink group LLC ("Superstar"). Superstar is the nation's largest provider of satellite entertainment programming to C-band direct-to-home satellite customers, serving approximately 1.2 million subscribers. Superstar is currently owned approximately 40% by United Video Satellite Group, Inc. ("UVSG"), a public company the majority of the voting power and common stock of which is owned by TCI; 40% by Liberty Media Corporation, a subsidiary of TCI ("Liberty"); and 20% by Turner-Vision, Inc. ("Turner-Vision"). Under the terms of the Superstar Acquisition, as currently proposed, UVSG, Liberty and Turner-Vision (collectively, the "Superstar Transferors") will receive convertible preferred stock of the Company, in an amount determined by formula, based in part on the number of C-band subscribers acquired by the Company. The Company will also assume certain liabilities of Superstar.

     The Company believes that the parties to the Superstar Acquisition remain committed in principle to the consummation of the Superstar Acquisition. However, in light of the DOJ Action, which could be perceived as having an adverse effect on the value of the Company's common stock, no assurance can be given that the terms of the Superstar Acquisition will not be renegotiated prior to execution of definitive binding documentation relating thereto.

     Consummation of the Superstar Acquisition is subject to certain conditions, including receipt of applicable regulatory approvals. It is expected that the Superstar Acquisition will close during the second quarter of 1998, although no assurance thereof can be given.

                       PRIMESTAR, INC. AND SUBSIDIARIES

------------------------------------------

     The International Bureau of the FCC has granted a subsidiary of EchoStar Communications Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

     GE Americom and the Partnership have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 degrees W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and the Partnership have attempted to resolve potential coordination problems directly with EchoStar. It is uncertain whether any agreement in respect of such coordination between the Partnership and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

     ResNet Communications, LLC ("ResNet LLC"), a limited liability corporation owned 95.01% by ResNet Communications, Inc. and 4.99% by a subsidiary of the Company, has agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. The Company's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, the Company could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. As of March 31, 1998, ResNet had purchased $5,319,000 in equipment under this arrangement.

                       PRIMESTAR, INC. AND SUBSIDIARIES

------------------------------------------

     The Company believes that borrowing availability pursuant to the Senior Credit Facility and any funds generated by the Company's operating activities will be sufficient through December 31, 1998, to fund the Company's working capital, debt service and currently projected capital expenditure requirements associated with its medium power satellite distribution business. However, to the extent that the Company (i) pursues a strategy with respect to the high power segment of the digital satellite industry, (ii) completes any significant acquisitions, (iii) enters into any other business activities, other than its existing medium power satellite distribution business, (iv) is required to meet other significant future liquidity requirements in addition to those described above, the Company anticipates that it would be required to obtain additional debt or equity financing. No assurance can be given, however, that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

     The Company is highly leveraged. The degree to which the Company is leveraged may adversely affect the Company's ability to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally, and could limit its ability to pursue business opportunities that may be in the interests of the Company and its stockholders. The Company's ability to repay or refinance its debt will require the Company to increase its operating cash flow or to obtain additional debt or equity financing. There can be no assurance that the Company will be successful in increasing its operating cash flow by a sufficient magnitude or in a timely manner or in raising sufficient additional debt or equity financing to enable it to repay or refinance its debt.

     The Company has commenced a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operating and financial systems or the systems used by companies with whom TSAT conducts business will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed its initial assessment of the impact the Year 2000 may have on its computer operations, management can not estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. Although the Company is in the initial phases of determining the impact of the Year 2000, management anticipates completion of the project by January 1999, allowing adequate time for testing. However, there can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

                       PRIMESTAR, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
------      -----------------

            On May 12, 1998, the U.S. Department of Justice ("DOJ") filed in the United States District Court for the District of Columbia a civil antitrust action opposing the ASkyB Transaction. The action seeks to prevent the Company from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require the Company's stockholders affiliated with the cable industry to divest their ownership interests in the Company. The DOJ's complaint alleges that the ASkyB Transaction would result in a lessening of competition and an enhancement of monopoly power in multichannel video distribution, which includes cable, DBS and other types of video programming distribution. The complaint also alleges that the ASkyB Transaction constitutes an agreement that unreasonably restrains trade and allows certain cable system operators to maintain their market power in multichannel video program distribution markets. The DOJ's complaint focuses largely on the allegation that the Company's principal stockholders, as affiliates of the five largest U.S. cable system operators, would have little incentive to use the assets acquired in the ASkyB Transaction to compete aggressively against cable television. The Company believes that such allegation is groundless and that the ASkyB Transaction will both increase competition and benefit American consumers. The Company is confident of the merits of its legal position in this matter and intends to take all appropriate action to pursue its rights, including vigorously contesting this matter in the courts. However, no assurance can be given as to the outcome of this matter, and an unfavorable decision could have a material adverse effect on the Company's current plans with respect to a high power digital satellite business. The Company does not believe, however, that the DOJ action and any resulting litigation will have a significant impact on the operation or operating results of the Company's existing medium power satellite television business. The Company also intends to pursue further discussions with the DOJ regarding a potential consent decree to permit the ASkyB Transaction to go forward. However, no assurance can be given that a negotiated resolution of this matter is possible on terms acceptable to the Company and its stockholders, or on any terms, and the terms of any such consent decree could have a material adverse effect on the Company's current high power strategy.

Item 6.     Exhibits and Reports on Form 8-K.
------      --------------------------------

            (a)  Exhibits

                 10 - Senior Subordinated Credit Agreement dated as of April 1,
                      1998 among PRIMESTAR, Inc., as Borrower, the Guarantors party hereto, the Lenders party hereto, Merrill Lynch & Co., as Arranger and Syndication Agent, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and Donaldson, Lufkin & Jenrette Securities Corporation, as Documentation Agent.

                 27 - Financial Data Schedule

            (b)  Reports on Form 8-K filed during quarter ended March 31, 1998 -

                 None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMESTAR, INC.


Date:  May 15, 1998               By:  /s/ Daniel J. O'Brien
                                     -------------------------------------------
                                           Daniel J. O'Brien
                                           President and Chief Operating Officer



Date:  May 15, 1998               By:   /s/ Kenneth G. Carroll
                                     -------------------------------------------
                                            Kenneth G. Carroll
                                            Senior Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



Date:  May 15, 1998               By:   /s/ Scott D. Macdonald
                                     -------------------------------------------
                                            Scott D. Macdonald
                                            Vice President and Controller
                                            (Chief Accounting Officer)