Form 10-Q
period 1998-06-30
PRIMESTAR INC
filed 1998-08-13
CIK 1054666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ___________


Commission File Number:  000-23883


                                PRIMESTAR, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        State of Delaware                                 84-1441684
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


8085 South Chester Street, Suite 300
      Englewood, Colorado                                  80112
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


     Registrant's telephone number, including area code:  (303)  712-4600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days    [X] Yes    [_] No

     None of PRIMESTAR, Inc.'s shares of common stock were publicly traded as of July 31, 1998. The number of shares outstanding of PRIMESTAR, Inc.'s common stock as of July 31, 1998 was:

                   Class A common stock 179,143,933 shares;
                  Class B common stock 8,465,324 shares; and
                    Class C common stock 13,332,365 shares.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (unaudited)

                                                                        June 30,              December 31,
                                                                          1998                    1997
                                                                       ----------              ---------
                                                                             amounts in thousands
Assets
------
Cash and cash equivalents                                              $       --                  6,084

Accounts receivable                                                       104,995                 40,386
Less allowance for doubtful accounts                                       11,160                  5,307
                                                                       ----------              ---------
                                                                           93,835                 35,079
                                                                       ----------              ---------

Property and equipment, at cost:
 Satellites                                                                    --                463,133
 Satellite reception equipment                                          1,295,521                674,387
 Subscriber installation costs                                            431,521                227,131
 Support equipment                                                         67,613                 34,389
                                                                       ----------              ---------
                                                                        1,794,655              1,399,040
 Less accumulated depreciation                                            364,214                277,103
                                                                       ----------              ---------
                                                                        1,430,441              1,121,937
                                                                       ----------              ---------

Intangible assets, net of accumulated   amortization
 (note 7)                                                               1,450,931                     --

Deferred financing costs and other assets,
 net of accumulated amortization                                           44,189                 41,756
                                                                       ----------              ---------
                                                                       $3,019,396              1,204,856
                                                                       ==========              =========

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                           June 30,               December 31,
                                                                             1998                     1997
                                                                          ----------                ---------
                                                                                   amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                                          $  164,770                   50,755
Accrued expenses                                                             157,206                  106,295
Subscriber advance payments                                                   71,036                   29,675
Due to PRIMESTAR Partners L.P.                                                    --                  463,133
Debt (note 8)                                                              1,562,259                  418,729
Deferred income taxes                                                        163,009                       --
                                                                          ----------                ---------
   Total liabilities                                                       2,118,280                1,068,587
                                                                          ----------                ---------

Stockholders' Equity (note 9):
 TCI Satellite Entertainment, Inc. ("TSAT")
  preferred stock, $.01 per value; authorized
  5,000,000 shares; none issued                                                   --                       --
 TSAT Series A common stock; $1 par value; authorized
  185,000,000 shares; issued 58,239,136 shares in 1997                            --                   58,239
 TSAT Series B common stock, $1 par value; authorized
  10,000,000 shares; issued 8,465,324 shares in 1997                              --                    8,465
 PRIMESTAR, Inc. ("PRIMESTAR") preferred stock, $.01
  par value; authorized 350,000,000 shares; none
  issued                                                                          --                       --
 PRIMESTAR Class A common stock, $.01 par value;
  authorized 850,000,000 shares;
   issued 179,143,933 in 1998                                                  1,791                       --
 PRIMESTAR Class B common stock, $.01 par value;
  authorized 50,000,000 shares;
   issued 8,465,324 in 1998                                                       85                       --

 PRIMESTAR Class C common stock, $.01 par value;
  authorized 30,000,000 shares;
   issued 13,332,365 in 1998                                                     133                       --
 PRIMESTAR Class D common stock, $.01 par     value;
  authorized 150,000,000 shares;
   none issued                                                                    --                       --
 Additional paid-in capital                                                1,510,135                  523,685
 Accumulated deficit                                                        (611,028)                (454,120)
                                                                          ----------                ---------
   Total stockholders' equity                                                901,116                  136,269
                                                                          ----------                ---------

Commitments and contingencies
 (note 12)
                                                                          $3,019,396                1,204,856
                                                                          ==========                =========

See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (unaudited)

                                                        Three months ended                   Six months ended
                                                             June 30,                            June 30,
                                               ------------------------------------  ---------------------------------
                                                      1998               1997             1998              1997
                                               ------------------  ----------------  ---------------  ----------------
                                                                        amounts in thousands
Revenue:
 Programming and equipment
   rental                                              $ 354,675           126,729          508,932           240,230
 Installation                                             16,837            10,652           31,080            20,415
                                                       ---------           -------         --------          --------
                                                         371,512           137,381          540,012           260,645
                                                       ---------           -------         --------          --------
Operating costs and expenses:
 Charges from PRIMESTAR
   Partners L.P. (note 10)                                    --            63,110           82,235           122,369
 Operating (note 10)                                     182,753             4,815          192,600            11,072
 Selling, general and   administrative (note 10)         118,334            47,385          173,675            91,773
 Transition (note 10)                                     20,756                --           20,756                --
 Stock compensation (note 10)                              5,117             1,158            9,986             1,552
 Depreciation                                            112,390            58,643          177,495           113,266
 Amortization                                             32,368                --           32,368                --
                                                       ---------           -------         --------          --------
                                                         471,718           175,111          689,115           340,032
                                                       ---------           -------         --------          --------
   Operating loss                                       (100,206)          (37,730)        (149,103)          (79,387)

Other income (expense):
 Interest expense                                        (49,447)          (12,025)         (63,624)          (21,408)
 Share of losses of PRIMESTAR  Partners L.P.                  --            (5,768)          (5,822)           (7,929)
 Other, net                                                 (110)              464             (731)            1,134
                                                       ---------           -------         --------          --------
                                                         (49,557)          (17,329)         (70,177)          (28,203)
                                                       ---------           -------         --------          --------
   Loss before income taxes                             (149,763)          (55,059)        (219,280)         (107,590)

Income tax benefit (note 11)                              62,372                --           62,372                --
                                                       ---------           -------         --------          --------
   Net loss                                            $ (87,391)          (55,059)        (156,908)         (107,590)
                                                       =========           =======         ========          ========
Basic and diluted loss per
 common share (note 5)                                     $(.43)             (.83)           (1.17)            (1.61)
                                                       =========           =======         ========          ========

See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 1998

                                  (unaudited)



                                                     TSAT common stock                  PRIMESTAR common stock
                                             ------------------------------------  --------------------------------------------
                                                 Series A           Series B       Class A    Class B       Class C     Class D
                                             -----------------  -----------------  -------  -----------  -------------  -------
                                                                           amounts in thousands
Balance at January 1, 1998                           $ 58,239              8,465        --           --             --       --

 Net loss                                                  --                 --        --           --             --       --
 Recognition of stock compensation related
  to stock options and restricted stock
  awards                                                   --                 --        --           --             --       --
 Issuance of TSAT Series A Common Stock
  related to restricted stock awards                       50                 --        --           --             --       --
 Issuance of TSAT Series A Common Stock
  upon conversion of convertible
  securities of Tele-Communications, Inc.                 989                 --        --           --             --       --
 Issuance of PRIMESTAR common stock in
  Restructuring (note 1)                              (59,278)            (8,465)    1,791           85            133       --
 Distributions to TSAT (note 10)                           --                 --        --           --             --       --
                                                     --------   ----------------   -------  -----------  -------------  -------
Balance at June 30, 1998                             $     --                 --     1,791           85            133       --
                                                     ========   ================   =======  ===========  =============  =======


                                                    Additional                       Total
                                                     paid-in        Accumulated   stockholders'
                                                     capital          deficit        equity
                                                    ----------      -----------   -------------
                                                               amounts in thousands
Balance at January 1, 1998                            523,685           (454,120)     136,269

 Net loss                                                  --           (156,908)    (156,908)
 Recognition of stock compensation related
  to stock options and restricted stock
  awards                                                1,578                 --        1,578
 Issuance of TSAT Series A Common Stock
  related to restricted stock awards                      (50)                --           --
 Issuance of TSAT Series A Common Stock
  upon conversion of convertible
  securities of Tele-Communications, Inc.                  --                 --          989
 Issuance of PRIMESTAR common stock in
  Restructuring (note 1)                              984,962                 --      919,228
 Distributions to TSAT (note 10)                          (40)                --          (40)
                                                   ----------           --------     --------
Balance at June 30, 1998                            1,510,135           (611,028)     901,116
                                                   ==========           ========     ========

See accompanying notes to consolidated  financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                      ----------------------------------------
                                                                              1998                 1997
                                                                      ---------------------  -----------------
                                                                                  amounts in thousands
                                                                                      (see note 6)
Cash flows from operating activities:
 Net loss                                                                        $(156,908)          (107,590)
 Adjustments to reconcile net loss to
net cash provided by operating activities:
     Depreciation and amortization                                                 209,863            113,266
     Share of losses of PRIMESTAR Partners L.P.                                      5,822              7,929
     Deferred tax benefit                                                          (62,372)                --
     Accretion of debt discount                                                     10,452              6,644
     Stock compensation                                                              9,986              1,552
     Other non-cash items                                                            1,856              1,962
     Changes in operating assets and liabilities, net of
      the effect of acquisitions:
       Change in receivables                                                       (22,520)              (563)
       Change in other assets                                                         (299)                82
       Change in accruals and payables                                              45,644             16,053
       Change in subscriber advance payments                                           890              4,718
                                                                                 ---------           --------
           Net cash provided by operating activities                                42,414             44,053
                                                                                 ---------           --------

Cash flows from investing activities:
 Cash paid in Restructuring                                                        (54,045)                --
 Capital expended for property and equipment                                      (216,198)           (85,804)
 Capital expended for satellites                                                        --             (5,265)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                             (75)            (6,991)
 Repayment of advances to PRIMESTAR Partners
   L.P.                                                                                 --              7,663
                                                                                 ---------           --------
           Net cash used in investing activities                                  (270,318)           (90,397)
                                                                                 ---------           --------

Cash flows from financing activities:
 Borrowings of debt                                                                451,561            405,061
 Repayments of debt                                                               (222,025)          (299,172)
 Payment of deferred financing costs                                                (8,705)           (18,452)
 Increase in due to PRIMESTAR Partners L.P.                                             --              5,265
 Proceeds from issuance of common stock                                                989                225
                                                                                 ---------           --------
           Net cash provided by financing activities                               221,820             92,927
                                                                                 ---------           --------
           Net increase (decrease) in cash and cash
            equivalents                                                             (6,084)            46,583

           Cash and cash equivalents:
             Beginning of period                                                     6,084              6,560
                                                                                 ---------           --------
             End of period                                                       $      --             53,143
                                                                                 =========           ========


See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1998
                                  (Unaudited)

(1)  Organization and Basis of Presentation
     --------------------------------------

     PRIMESTAR, Inc. ("PRIMESTAR" or the "Company") and certain of its subsidiaries were incorporated on August 27, 1997, and subsequently, ten shares of the Company's common stock were issued to TSAT for a capital contribution of $10.

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, the Company, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), and GE American Communications, Inc. ("GE Americom"), and (ii) an Asset Transfer Agreement dated as of February 6, 1998, (the "TSAT Asset Transfer Agreement") between TSAT and the Company, a business combination (the "Restructuring") was consummated whereby (a) TSAT contributed and transferred to the Company (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (I) the capital stock of Tempo Satellite, Inc. ("Tempo"), a wholly-owned subsidiary of TSAT that holds certain authorizations granted by the Federal Communications Commission (the "FCC") and other assets and liabilities relating to a proposed direct broadcast satellite ("DBS") system being constructed by Tempo, (II) the consideration received by TSAT in the Restructuring and (III) the rights and obligations of TSAT under agreements with the Company and others and
     (b) (I) the business of PRIMESTAR Partners L.P. (the "Partnership"), (II) the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), including certain related assets (collectively, the "PRIMESTAR Assets") and related liabilities (collectively the "PRIMESTAR Liabilities") of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (III) the interest in the Partnership (the "Partnership Interest") of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

     As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) digital satellite business. The Company currently offers a direct to home satellite service with over 160 channels of digital video and audio programming throughout the continental U.S. The PRIMESTAR(R) direct to home service is transmitted via a satellite ("GE-2") owned by GE Americom and located at the 85 West Longitude ("W.L.") orbital position. Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by the authorized distributors (the "Distributors"), all of whom were affiliated with one or more of the partners of the Partnership (the "Partners").

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The TSAT Asset Transfer has been recorded at TSAT's historical cost, and TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following the consummation of the Restructuring. The remaining elements of the Restructuring, as set forth above, have been accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties has been allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities. Such allocation is based upon a preliminary appraisal of the estimated fair values and is subject to adjustment upon the receipt of a final appraisal.

     In connection with the Restructuring, each of TSAT, Comcast, Cox, MediaOne, Newhouse, TWE and GE Americom received from the Company (i) in the case of Cox and MediaOne, an amount of cash and in the case of TSAT, Newhouse, TWE, Comcast and GE Americom, an assumption of indebtedness by the Company, (ii) shares of Class A Common Stock, $.01 par value per share, of the Company, ("PRIMESTAR Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of the Company ("PRIMESTAR Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 per value per share, of the Company ("PRIMESTAR Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement. The total consideration paid by PRIMESTAR to the Non-TSAT Parties (including assumed liabilities) aggregated approximately $2.2 billion.

     Holders of PRIMESTAR Class A Common Stock are entitled to one vote for each share of such stock held, holders of PRIMESTAR Class B Common Stock are entitled to ten votes for each share of such stock held and holders of PRIMESTAR Class C Common Stock are entitled to ten votes for each share of such stock held, on all matters presented to such stockholders.

     As of June 30, 1998, the approximate ownership of PRIMESTAR's common stock was as follows:

                                                                             Ownership              Voting
Name of Beneficial Owner                                                     Percentage              Power
------------------------                                                     ----------              -----
TSAT                                                                           37.23%                38.02%
TWE and Newhouse (collectively)                                                30.02%                30.66%
Comcast                                                                         9.50%                 9.70%
MediaOne                                                                        9.69%                 9.90%
Cox                                                                             9.43%                 9.63%
GE Americom                                                                     4.13%                 2.09%

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     On a pro forma basis, the Company's revenue, net loss, and net loss per share would have been increased by $204,063,000, $90,510,000 and $0.45, respectively, for the six months ended June 30, 1998; and revenue, net loss, net loss per share would have been increased by $326,058,000, $131,498,000 and $0.65, respectively, for the six months ended June 30, 1997 had the Restructuring been consummated on January 1, 1997. The foregoing unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Restructuring been consummated on January 1, 1997.

     The accompanying consolidated financial statements include the accounts of PRIMESTAR and those of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     The accompanying interim consolidated financial statements of PRIMESTAR are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of PRIMESTAR as of June 30, 1998 and the results of its operations for the periods ended June 30, 1998 and 1997.
     The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1997 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1998 presentation.

(2)  The TSAT Merger
     ---------------

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Restructuring (including the TSAT Asset Transfer) and the TSAT Merger are collectively referred to herein as the "Roll-up Plan". As described below, consummation of the TSAT Merger is subject to regulatory approval and other conditions to closing set forth in the TSAT Merger Agreement.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)  The ASkyB Transaction
     ---------------------

     In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement dated as of June 11, 1997 among the Partnership, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB"), and for certain purposes only, each of the partners of the Partnership, the Company agreed to acquire from MCI two high power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 W.L. orbital location using 28 transponder channels, and certain related contracts. In consideration, ASkyB would receive non-voting convertible securities of PRIMESTAR, comprising, subject to closing adjustments, approximately $600 million liquidation value of non-voting convertible preferred stock, $.01 par value per share, of the Company (the "PRIMESTAR Convertible Preferred Stock") (convertible into approximately 52 million shares of non-voting Series D Common Stock, $.01 par value per share, of the Company (the "PRIMESTAR Class D Common Stock"), subject to adjustment) and approximately $442 million principal amount of convertible subordinated notes of the Company (the "PRIMESTAR Convertible Subordinated Notes") (convertible into approximately 38.5 million shares of PRIMESTAR Class D Common Stock).

     The PRIMESTAR Convertible Subordinated Notes will be due and payable, and the PRIMESTAR Convertible Preferred Stock will be mandatorily redeemable, on the tenth anniversary of the date of issuance. The PRIMESTAR Convertible Preferred Stock will accrue cumulative dividends at the annual rate of 5% of the liquidation value of such shares and the PRIMESTAR Convertible Subordinated Notes will have an interest rate of 5%. Dividends on the PRIMESTAR Convertible Preferred Stock and interest on the PRIMESTAR Convertible Subordinated Notes will be payable in cash or, at the option of PRIMESTAR, in shares of PRIMESTAR Class D Common Stock, for a period of four years. Thereafter, all dividend and interest payments will be made solely in cash. Such convertible securities, and the shares of PRIMESTAR Class D Common Stock issued to ASkyB or any of its affiliates upon conversion of such PRIMESTAR Convertible Preferred Stock and PRIMESTAR Convertible Subordinated Notes, or in payment of dividend or interest obligations thereunder, will be non-voting; however, shares of PRIMESTAR Class D Common Stock will in turn automatically convert into shares of PRIMESTAR Class A Common Stock, on a one-to-one basis, upon transfer to any person other than ASkyB, News Corp. or any of their respective affiliates.

     As described below, consummation of the ASkyB Transaction is contingent on, among other things, receipt of all necessary government and regulatory approvals, and accordingly, no assurance can be given that the ASkyB Transaction will be consummated.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     On May 12, 1998, the Department of Justice (the "DOJ") filed a civil antitrust action opposing the ASkyB Transaction (the "DOJ Action"), and the Federal District Court has set a trial date for February 1, 1999. The DOJ Action seeks to prevent the Company from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward and require the Company's stockholders affiliated with the cable industry to divest their ownership interests in the Company.

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

     The Company also intends to pursue further discussions with the DOJ regarding a potential consent decree to permit the ASkyB Transaction to go forward. However, no assurance can be given that a negotiated resolution of this matter is possible on terms acceptable to the Company and its stockholders, or on any terms. Additionally, the terms of any such consent decree could have a material adverse effect on the Company's high power strategy.

     Consummation of the ASkyB Transaction is also subject to certain other conditions, including, among others, either (i) the receipt of an order adopted by the FCC with respect to the grant of the license to MCI for the authorization to construct, launch and operate satellites in the DBS orbital locations at 110 W.L. providing 28 transponder channels of service and assignment of such license to the Company or its designee or (ii) the implementation of an Acceptable Alternative Arrangement (as defined). On August 15, 1997, the Partnership (on behalf of the Company) and MCI filed an application with the FCC for consent to the assignment to the Company of the high power DBS authorizations and certain other assets owned by MCI (the "Assignment Application"). The Assignment Application must be approved by the FCC before the consummation of the ASkyB Transaction. The FCC placed the Assignment Application on Public Notice for comments. While MCI has a contractual obligation to maintain its due diligence at the FCC with respect to its DBS authorizations that are subject to the Assignment Application, there can be no assurance that MCI will do so.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Numerous parties have filed comments and petitions to deny with regard to the Assignment Application. The petitions and comments urge the FCC to either deny the Assignment Application or to condition its approval. The Partnership, MCI and News Corp. filed separate oppositions to these petitions. Replies were filed on October 20, 1997. The issues raised in these petitions, comments and replies include the following: (1) opposition to the Partnership or the Company holding the 110 W.L. authorization; (2) opposition to the Partnership or the Company simultaneously holding authorizations for both the 110 W.L. orbital position (28 transponders) and the 119 W.L. orbital position (11 transponders), which together represent approximately 40% of the total transponder capacity in the three orbital positions allocated to the U.S. for DBS service that provide full CONUS visibility; (3) requests for extension of the FCC's rules governing access to certain satellite delivered programming services controlled by News Corp. and expansion of those rules to programming not delivered by satellite (such as broadcast television stations) and (4) issues relating to the possible applicability of the foreign ownership restrictions of
     Section 310(b) of the Communications Act of 1934, as amended. There can be no assurance that the FCC's review of these and other documents or the Assignment Application will be favorable, or that the FCC will not impose conditions unacceptable to the Company, MCI, ASkyB or News Corp. in connection with its review.

(4)  Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

(5)  Loss Per Common Share
     ---------------------

     The loss per common share for the six months ended June 30, 1998 and 1997 is based on the weighted average number of shares outstanding during the period (200,942,000 and 66,631,000 for the three months ended June 30, 1998 and 1997, respectively; and 134,287,000 and 66,625,000 for the six months ended June 30, 1998 and 1997, respectively).

(6)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $51,179,000 and $5,913,000 during the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was not material during such periods.

     Accrued capital expenditures of $16,256,000 at June 30, 1998 have been excluded from the accompanying statements of cash flows.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Significant non-cash investing and financing activities for the six months ended June 30, 1998 are reflected in the following table (amounts in thousands):

        Cash paid in Restructuring:
          Fair value of assets acquired                           $ 2,200,120
          Liabilities assumed, net of current
           assets                                                  (1,001,466)

          Deferred tax liability                                     (225,381)
          Common stock issued                                        (919,228)
                                                                  -----------
                                                                  $    54,045
                                                                  ===========
(7)  Intangible Assets
     -----------------

     Intangible assets at June 30, 1998 are comprised of the following (amounts in thousands):

     Customer relationships                                       $   390,000
     Tradenames                                                       230,000
     Satellite rights                                                 463,133
     Excess cost over acquired net assets                             400,166
                                                                   ----------
                                                                    1,483,299
     Accumulated amortization                                         (32,368)
                                                                   ----------
                                                                   $1,450,931
                                                                   ==========


     Customer relationships, tradenames and excess cost over acquired net assets are amortized using the straight-line method over their estimated useful lives - 4 years, 20 years and 20 years, respectively.

     Satellite rights represent PRIMESTAR's right to use Tempo's two high power communications satellites (the "Tempo Satellites") as described in note 12. The Company will amortize such rights over the estimated useful life of the Tempo Satellites once the Company launches a high power service utilizing the Tempo Satellites.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(8)  Debt
     ----

     The components of debt are as follows:

                                                               June 30,           December 31,
                                                                 1998                 1997
                                                          -------------------  -------------------
                                                                    amounts in thousands
        Senior Credit Facility (a)                                 $  252,700               48,000
        Interim Loan Agreement (b)                                    350,000                   --
        Partnership Credit Facility (c)                               575,000                   --
        Senior Subordinated Notes (d)                                 200,000              200,000
        Senior Subordinated Discount Notes (d)                        178,727              168,781
        Other                                                           5,832                1,948
                                                                   ----------              -------
                                                                   $1,562,259              418,729
                                                                   ==========              =======

     (a) In connection with the Restructuring, the Company amended and restated its bank credit facility. As amended, the Senior Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments, subject to the Company's compliance with operating and financial covenants and other customary conditions. At June 30, 1998, $417.3 million of such maximum commitments were unused. Commencing March 31, 2001, the revolving loan commitments will be reduced quarterly, and outstanding borrowings under the term loan commitments will be payable in quarterly installments, in each case in accordance with a schedule, until final maturity at June 30, 2005.

          Borrowings under the Senior Credit Facility bear interest at variable rates. In addition, the Company must pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees were not significant during the six months ended June 30, 1998.

          Borrowings under the Senior Credit Facility are guaranteed by all restricted subsidiaries of the Company (defined under the Senior Credit Facility to mean each of the Company's domestic subsidiaries of which the Company owns directly or indirectly at least 80% of the outstanding capital stock), and secured by collateral assignments or other security interests. The Senior Credit Facility contains covenants regarding debt service coverage and leverage, as well as negative covenants restricting, among other things indebtedness, liens and other encumbrances, mergers or consolidation transactions, transactions with affiliates, investments, capital expenditures, and payment of dividends and other distributions.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     (b) On the Closing Date, the Company entered into a senior subordinated credit agreement (the "Interim Loan Agreement") with certain financial institutions (the "Lenders") with respect to a $350 million unsecured senior subordinated interim loan (the "Interim Loan"). The Interim Loan Agreement provided for commitments of $350 million. The commitments were fully funded to the Company on the Closing Date.

          The obligations under the Interim Loan Agreement are due in full one year from the Closing Date. However, the Company has the option to convert any outstanding principal amount of the Interim Loan to a term loan on such date (the "Conversion Date"). If converted to a term loan, the term loan would mature on April 1, 2008.

          In addition, on the Conversion Date, the Company is obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company. The number of such warrants is to be equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price.

          The outstanding principal under the Interim Loan Agreement bears interest at a rate per annum equal to the greater of 10% or, at the election of the Lenders, (i) a rate per annum that is equal to the corporate base rate, as provided for in the Interim Loan Agreement,
          (ii) the Federal Funds effective rate, plus 0.50%, or (iii) the London interbank offered rate ("LIBOR") for such period, plus in each case the Applicable Spread (as defined in the Interim Loan Agreement). The Applicable Spread is 475 basis points until June 30, 1998 and increases periodically thereafter, with a final increase to 750 basis points from and after April 1,1999.

          At any time after the Conversion Date, the applicable spread is to be 850 basis points. In addition, at the request of any Lender, the interest rate on all or any portion of the term loan owing to such Lender will be converted to a fixed rate equal to the rate in effect as of the date such Lender gave notice to the Company.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Prior to the Conversion Date, the Company may prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings or upon consummation of the ASkyB Transaction. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, dispositions of Tempo Satellites, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

     (c) The Partnership Credit Facility currently allows for borrowings up to $585 million, and borrowings thereunder are collateralized by letters of credit (the "Partnership Letters of Credit"), which were arranged for by affiliates of the Partners (or, in the case of TSAT, affiliates of Tele-Communications, Inc., "TCI") other than GEAS. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment to all other indebtedness of the Company for borrowed money.

          Borrowings under the Partnership Credit Facility bear interest at variable rates. In addition, the Company must pay quarterly, in arrears, a commitment fee of 3/16% per annum on the daily unused portion of the facility. Such commitment fees were not significant during the six months ended June 30, 1998.

          The maturity date of the Partnership Credit Facility is September 30, 1998, and the Company is currently negotiating the terms of an extension or an amendment to the Partnership Credit Facility. No assurance can be given that any such extension or amendment will be available on acceptable terms.

     (d) On February 20, 1997, TSAT issued 10-7/8% Senior Subordinated Notes due 2007 having an aggregate principal amount of $200,000,000 (the "Senior Subordinated Notes") and 12-1/4% Senior Subordinated Discount Notes due 2007 having an aggregate principal amount at maturity of $275,000,000 (the "Senior Subordinated Discount Notes", and together with the Senior Subordinated Notes, the "Notes"). PRIMESTAR assumed the Notes in connection with the Restructuring.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Cash interest on the Senior Subordinated Notes is payable semi-annually in arrears on February 15 and August 15. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter cash interest will accrue at a rate of 12-1/4% per annum and will be payable semi-annually in arrears on February 15 and August 15, commencing August 15, 2002, provided however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined) on any interest payment date to commence the accrual of cash interest from and after the Cash Election Date (as defined). The Notes will be redeemable at the option of the Company, in whole or in part, at any time after February 15, 2002 at specified redemption prices. In addition, prior to February 15, 2000, the Company may use the net cash proceeds from certain specified equity transactions to redeem up to 35% of the Notes at specified redemption prices.

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issuances or on the current rates offered to the Company for debt of the same remaining maturities. With the exception of the Notes which had an aggregate fair value of $386,545,000 at June 30, 1998, PRIMESTAR believes that the fair value and the carrying value of its debt were approximately equal at June 30, 1998.

(9)  Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

     The Restated Certificate of Incorporation of the Company authorizes the PRIMESTAR Board of Directors (the "Board") to provide for the issuance of all or any shares of preferred stock of the Company in one or more series and to fix for each series the number of shares constituting such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issuance of such series. As of June 30, 1998, no shares of preferred stock have been authorized. If the ASkyB Transaction is consummated on its proposed terms, the Board will authorize a series of preferred stock to be designated the PRIMESTAR Convertible Preferred Stock, as described in note 3.

     Common Stock
     ------------

     Holders of PRIMESTAR Class A Common Stock are entitled to one vote for each share of such stock held, holders of PRIMESTAR Class B Common Stock are entitled to ten votes for each share of such stock held and holders of PRIMESTAR Class C Common Stock are entitled to ten votes for each share of such stock held. Holders of PRIMESTAR Class D Common Stock are not entitled to any voting rights with respect to such shares, except as may be required by law.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Each share of PRIMESTAR Class B Common Stock is convertible, at the option of the holder, into one share of PRIMESTAR Class A Common Stock. Each share of PRIMESTAR Class C Common Stock is convertible, at the option of the holder, into one share of PRIMESTAR Class B Common Stock, and will be mandatorily and automatically so converted upon the tenth anniversary of the Closing Date. Each share of PRIMESTAR Class D Common Stock will be mandatorily and automatically convertible into one share of PRIMESTAR Class A Common Stock upon transfer to any person other than ASkyB, News Corp. or any of their affiliates.

     Employee Stock Purchase Plan
     ----------------------------

     Prior to the Restructuring, TSAT maintained an employee stock purchase plan (the "TSAT Plan") pursuant to which employees could contribute up to 10% of their compensation. TSAT, by annual resolution of the TSAT Board of Directors, could elect to contribute up to 100% of the amount contributed by employees. In connection with the Restructuring and effective June 30, 1998, the TSAT Plan was merged with and into the Partnership's amended and restated retirement plan, which has been renamed the PRIMESTAR, Inc. 401(k) Savings Plan.

(10) Transactions With Related Parties
     ---------------------------------

     Pursuant to the terms of the TSAT Merger Agreement, PRIMESTAR shall reimburse TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the three months ended June 30, 1998, such reimbursements aggregated $43,000. Such reimbursements have been treated as distributions to TSAT, and accordingly, have been reflected as a reduction of PRIMESTAR's equity.

     The Company is a party to a satellite transponder service agreement, as amended (the "GE-2 Agreement") with an affiliate of GE Americom for satellite service on GE-2. As originally executed, the GE-2 Agreement had an initial term extending through February 2003 at an annual rate of $86,340,000, with an option to extend the term through the end-of-life of GE-2. The option to extend has expired without exercise. However, the Company remains in discussions with GE Americom regarding other alternatives for extension of the GE-2 Agreement, and the Company continues to assess other medium and/or high power alternatives. No assurance can be given that the parties will agree to such extension or that other alternatives will be confirmed.

     Since April 1, 1998, a subsidiary of TCI has provided satellite uplink services to the Company. Charges for such services aggregated $4,014,000 for the three months ended June 30, 1998.

     Beginning in March 1997, TCI began providing the Company with customer support services from TCI's Boise, Idaho call center (the "Boise Call Center"). Amounts charged by TCI to the Company for such services aggregated $10,243,000 and $2,273,000 during the six months ended June 30, 1998 and 1997, respectively.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TCI and the Non-TSAT Parties, other than GE Americom, have arranged for letters of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $5,474,000 during the six months ended June 30, 1998.

     Subsequent to the Restructuring, the Non-TSAT Parties continued to operate certain non-strategic local offices (the "Transition Offices") for approximately three months (the "Transition Period") while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, all of the Transition Offices had been closed. Transition expenses represent costs incurred through June 30, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period.

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Compensation expense recognized by the Company related to such options aggregated $8,408,000 and $688,000 during the six months ended June 30, 1998 and 1997, respectively.

     Prior to the Restructuring, the Partnership provided programming services to TSAT and other authorized distributors in exchange for a fee based upon the number of subscribers receiving programming services. In addition, the Partnership arranged for satellite capacity and uplink services, and provided national marketing and administrative support services in exchange for a separate authorization fee.

     During 1997, TCI provided certain installation, maintenance, retrieval and other customer fulfillment services to the Company pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). During the six months ended June 30, 1997, the Company's capitalized installation costs included amounts charged by TCIC to the Company of $32,009,000. Maintenance, retrieval and other operating expenses charged by TCIC to the Company aggregated $4,490,000 during the six months ended June 30, 1997. The Fulfillment Agreement terminated December 31, 1997.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TCI also provided corporate administrative services to the Company pursuant to a transition services agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, the Company was required to pay TCI a monthly fee of $1.50 per qualified subscriber up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $5,664,000 during the six months ended June 30, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

(11) Income Taxes
     ------------

     The Company accounts for its income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company recognized no income tax benefit during the six months ended June 30, 1997. The Company is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset the Company's income tax liabilities or the Company generates taxable income. Prior to the Restructuring, all of the Company's income tax liabilities for financial reporting purposes had been fully offset by income tax benefits.

(12) Commitments and Contingencies
     -----------------------------

     At June 30, 1998, PRIMESTAR's future minimum commitments to purchase satellite reception equipment aggregated approximately $160 million.

     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). During the six months ended June 30, 1998 and 1997, residual sales commissions to such sales agents aggregated $11,344,000 and $8,204,000, respectively, and were charged to expense in the accompanying consolidated statements of operations of the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     In February 1990, Tempo entered into an option agreement with the Partnership granting the Partnership the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and the Partnership subsequently entered into two letter agreements (the "Tempo Letter Agreements") which provided for, among other things, the funding by the Partnership of milestone and other payments due under a satellite construction agreement, and certain related costs, through advances by the Partnership to Tempo. The aggregate funding provided to Tempo by the Partnership ($463,133,000 at June 30, 1998) is reflected as satellite rights and is included in intangible assets in the accompanying June 30, 1998 consolidated balance sheet. On February 7, 1997, the Partners Committee of the Partnership adopted a resolution affirming that the Partnership had unconditionally exercised the Tempo Option.

     The Tempo Letter Agreements permit the Company to apply its advances to Tempo against any payments due under the Tempo Option with respect to its purchase or lease of satellite capacity. Although TSAT and the Company have not entered into an agreement with respect to the purchase or lease of 100% of the capacity of the proposed Tempo DBS system pursuant to the Tempo Option, the Company believes that it will recover its costs in connection with the completion of such purchase or lease.

     Pursuant to the Restructuring Agreement, the Company and its subsidiaries, jointly and severally, are required to indemnify each holder of PRIMESTAR Class C Common Stock (collectively, the "Class C Stockholders"), GE Americom, each affiliate of a Class C Stockholder or GE Americom, and each of their respective officers, directors, employees and agents against and hold them harmless from (i) any and all losses, liabilities, claims, damages, costs and expenses suffered or incurred by any such indemnified party arising out of or resulting from any liabilities of such Class C Stockholder or GE Americom assumed by the Company in the Restructuring,
     (ii) any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from the operation by the Company, its subsidiaries, or any of their respective predecessors of the digital satellite business or the ownership by the Company, its subsidiaries or any of their respective predecessors of any assets used primarily therein, whether before, on or after the Closing Date and (iii) any and all losses, liabilities, claims, damages, costs and expenses arising out of or resulting from the business, affairs, assets or liabilities of the Company and its subsidiaries, whether arising before, on or after the Closing Date.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

     In connection with the ASkyB Transaction, the Company will also assume certain obligations under certain specified contracts and other arrangements binding upon ASkyB, New Corp. and/or MCI, which will require the Company to make payments, subject to the terms and conditions of such contracts and arrangements. At June 30, 1998, the remaining commitments under such obligations to be assumed aggregated approximately $180 million.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The International Bureau of the FCC has granted a subsidiary of EchoStar Communications Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

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

     ResNet Communications, LLC ("ResNet LLC"), a limited liability corporation owned 95.01% by ResNet Communications, Inc. and 4.99% by a subsidiary of the Company, has agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. The Company's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, the Company could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. As of June 30, 1998, ResNet had purchased $5,319,000 in equipment under this arrangement.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

                       PRIMESTAR, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of
---------------------------------------------------------------------------
  Operations
  ----------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of PRIMESTAR and should be read in conjunction with (i) the accompanying consolidated financial statements of PRIMESTAR, and (ii) the financial statements and related notes hereto of TSAT, and Management's Discussion and Analysis of Financial Condition and Results of
    --------------------------------------------------------------------------
Operations included in TSAT's Annual Report on Form 10-K for the year ended
----------
December 31, 1997.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of PRIMESTAR, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding the TSAT Merger; the ASkyB Transaction; PRIMESTAR's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to PRIMESTAR's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for PRIMESTAR's existing medium power satellite television business; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. PRIMESTAR expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in PRIMESTAR's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                       PRIMESTAR, INC. AND SUBSIDIARIES


Material Changes in Results of Operations
-----------------------------------------

     As discussed in note 1 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) digital satellite business. The Company currently offers a direct to home satellite service with over 160 channels of digital video and audio programming throughout the continental United States. The PRIMESTAR(R) direct to home service is transmitted via GE-2. Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by the Distributors. As a result of the Restructuring, the entire PRIMESTAR(R) digital satellite business has been consolidated into the Company, and the Company has initiated a national sales strategy for the PRIMESTAR(R) medium power service with consistent programming, packaging and pricing.

     The Company intends to participate in the high power segment of the digital satellite industry. Through various agreements with TSAT's wholly-owned subsidiary, Tempo, the Company currently has rights to the capacity of a DBS system being constructed by Tempo at the 119 W.L. orbital location, which would enable the Company to offer a high power service with approximately 120 channels of digital video and audio programming. If the ASkyB Transaction is ultimately approved, of which there can be no assurance, the Company would be positioned to construct a DBS system at the 110 W.L. orbital location that would enable the Company to offer a high power service with approximately 225 channels of video and audio programming.

     TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following the consummation of the Restructuring. Accordingly, the periods prior to the Restructuring represent the results of operations of TSAT, and the periods subsequent to the Restructuring include the results of operations of TSAT, the Partnership and the Non-TSAT Parties. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to the Restructuring.

     Primarily as a result of the Restructuring, the Company's number of customers increased from 914,000 at March 31, 1998 to 2,117,000 at June 30, 1998. During the six months ended June 30, 1998 and 1997 and the year ended December 31, 1997, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 29.8%, 29.5% and 30.1%, respectively and (ii) the average subscriber life implied by such subscriber churn rate was 3.4 years, 3.4 years and 3.3 years, respectively. The Company has initiated certain programs intended to reduce the Company's churn rate, and although no assurance can be given, the Company expects that churn rates for future periods will be lower than the current rate. If such programs are not successful and the Company's churn rate fails to improve, the financial condition and results of operations of the Company could be adversely affected.

                       PRIMESTAR, INC. AND SUBSIDIARIES

----------------------------------------------------

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                                          Six months ended June 30,
                                                 ----------------------------------------------------------------------------
                                                                 1998                                   1997
                                                 -------------------------------------  -------------------------------------
                                                                        Percentage                             Percentage
                                                                         of total                               of total
                                                      Amount             revenue             Amount             revenue
                                                 -----------------  ------------------  -----------------  ------------------
Revenue:
 Programming and equipment rental                       $ 508,932                  94%         $ 240,230                  92%
 Installation                                              31,080                   6             20,415                   8
                                                        ---------                ----          ---------                ----
   Total revenue                                          540,012                 100            260,645                 100
                                                        ---------                ----          ---------                ----

Operating costs and expenses:
 Charges from the Partnership                             (82,235)                (15)          (122,369)                (47)

 Operating                                               (192,600)                (36)           (11,072)                 (4)

 Selling, general and administrative:
   Selling and marketing                                 (125,441)                (23)           (51,901)                (20)
   Other general and administrative                       (48,234)                 (9)           (39,872)                (15)
                                                        ---------                ----          ---------                ----
                                                         (173,675)                (32)           (91,773)                (35)
                                                        ---------                ----          ---------                ----

 Transition                                               (20,756)                 (4)                --                  --
                                                        ---------                ----          ---------                ----

     Operating Cash Flow (1)                               70,746                  13             35,431                  14

 Stock compensation                                        (9,986)                 (2)            (1,552)                 (1)

 Depreciation and amortization                           (209,863)                (39)          (113,266)                (43)
                                                        ---------                ----          ---------                ----

     Operating loss                                     $(149,103)               (28)%         $ (79,387)               (30)%
                                                        =========                ====          =========                ====

___________________

(1) Operating Cash Flow, which represents operating income before depreciation, amortization and stock compensation, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such. Furthermore, Operating Cash Flow may not be comparable to similarly titled measures reported by other companies. Operating Cash Flow should be viewed together with cash flows measured in accordance with generally accepted accounting principles. For information concerning such cash flows, see the consolidated statements of cash flows included in the accompanying consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

----------------------------------------------------

     Revenue increased $279,367,000 or 107% during the six months ended June 30, 1998, as compared to the corresponding prior year period. The Company's average monthly programming and equipment rental revenue per customer increased from $55 during the 1997 period to $57 during the 1998 period. Such increase was primarily the result of rate increases implemented in May 1997 in conjunction with the launch of approximately 55 additional channels. The average installation revenue from each customer installed decreased from $126 in 1997 to $95 in 1998. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company subsequent to the Restructuring.

     Through the Closing Date, the Partnership provided programming services to the Company and other authorized PRIMESTAR(R) distributors in exchange for a fee based upon the number of customers receiving programming services. The Partnership also arranged for satellite capacity and uplink services, and provided national marketing and administrative support services, in exchange for a separate authorization fee from each authorized PRIMESTAR(R) distributor, including the Company, based on such distributor's total number of authorized satellite receivers.

     Subsequent to the Closing Date, operating expenses are primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities. Such expenses represented 49% of revenue for the three months ended June 30, 1998.

     Selling and marketing expenses, which represented 23% of revenue during the six months ended June 30, 1998, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 9% and 15% of revenue during the six months ended June 30, 1998 and 1997, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of the Company's selling, general and administrative expenses.

     During the second half of 1997, the Company began offering a marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated and aggregated $12,077,000 during the six months ended June 30,1998.

     Subsequent to the Restructuring, the Non-TSAT Parties continued to operate the Transition Offices for approximately three months while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, the Transition Offices had been closed. Transition expenses represent costs incurred through June 30, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period.

     The $64,229,000 or 57% increase in depreciation expense during the six months ended June 30, 1998, as compared to the corresponding prior year period, is the result of an increase in the Company's depreciable assets due primarily to the Restructuring.

     The Company recognized amortization expense of $32,368,000 during the three months ended June 30, 1998. Such amortization expense relates to the intangible assets recorded in connection with the Restructuring.

                       PRIMESTAR, INC. AND SUBSIDIARIES

----------------------------------------------------

     The Company incurred interest expense of $63,624,000 and $21,408,000 during the six months ended June 30, 1998 and 1997, respectively. The increase in interest expense is due to interest incurred on the Interim Loan and the Partnership Credit Facility as well as additional borrowings under the Senior Credit Facility.

     The Company's net loss of $156,908,000 for the six months ended June 30, 1998 represents an increase of $49,318,000 as compared to a net loss of $107,590,000 for the six months ended June 30, 1997. Such increase is due primarily to the increases in deprecation, amortization and interest expense discussed above, partially offset by an increase in the Company's income tax benefit.

Material Changes in Financial Position
--------------------------------------

     See notes 2 and 3 to the accompanying consolidated financial statements for a description of the proposed TSAT Merger and ASkyB Transaction, respectively.

     In connection with the consummation of the Restructuring, the Company paid cash to, or assumed debt of, the Non-TSAT Parties in the aggregate amount of approximately $479 million. The Company financed such cash payments and debt assumption with the proceeds from the Interim Loan and through borrowings under the Senior Credit Facility. In addition, the Company assumed indebtedness of the Partnership aggregating approximately $575 million, including $571 million outstanding under the Partnership Credit Facility and $4 million of capital lease obligations.

     On the Closing Date, the Company entered into the Interim Loan Agreement with certain financial institutions. The Interim Loan Agreement provided for commitments of $350 million which were used to fund the cash payments and debt assumption under the Restructuring. The commitments were fully funded to the Company on the Closing Date.

     The obligations under the Interim Loan Agreement are due in full one year from the Closing Date. However, the Company has the option to convert any outstanding principal amount of the Interim Loan to a term loan on such date. If converted to a term loan, the term loan would mature on April 1, 2008.

     Interest is payable at variable rates monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to the amount of the interest being so paid.

     Prior to the Conversion Date, the Company may prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings or upon consummation of the ASkyB Transaction. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, dispositions of Tempo Satellites, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

                       PRIMESTAR, INC. AND SUBSIDIARIES

-------------------------------------------------

     The Company currently intends to refinance the Interim Loan. There can be no assurance that the Company will be able to secure such refinancing on terms that are acceptable to the Company or at all, and if secured, as to the timing of such refinancing.

     In connection with the Restructuring, the Company amended and restated its bank credit facility. As amended, the Senior Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments, subject to the Company's compliance with operating and financial covenants and other customary conditions. As of the June 30, 1998, $252.7 million in loans were outstanding under the Senior Credit Facility. Two letters of credit with an aggregate drawable amount of $30 million have been issued for the account of the Company pursuant to the Senior Credit Facility, consisting of a $5 million letter of credit issued in connection with the Partnership Credit Facility and a $25 million letter of credit issued in connection with the GE-2 Agreement.

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

     The Partnership obtained the Partnership Credit Facility, which currently allows for borrowings up to $585 million, to finance advances to Tempo for payments due in respect of the construction and launch of two high power communications satellites, and borrowings thereunder are collateralized by the Partnership Letters of Credit. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment to all other indebtedness of the Company for borrowed money. At June 30, 1998, the balance due under the Partnership Credit Facility was $575 million, including amounts borrowed to pay interest charges.

     The maturity date of the Partnership Credit Facility is September 30, 1998, and the Company is currently negotiating the terms and conditions of an extension or an amendment to the Partnership Credit Facility. No assurance can be given that any such extension or amendment will be available on acceptable terms.

                       PRIMESTAR, INC. AND SUBSIDIARIES

-------------------------------------------------

     On February 20, 1997, TSAT completed the offering related to the Notes, consisting of $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes and $275 million aggregate principal amount at maturity of 12 1/4% Senior Subordinated Discount Notes.

     Cash interest on the Senior Subordinated Notes accrues at a rate of 10 7/8% per annum and is payable semi-annually in arrears each February 15 and August
15. Cash interest will not accrue or be payable on the Senior Subordinated Discount Notes prior to February 15, 2002. Thereafter, cash interest on the Senior Subordinated Discount Notes will accrue at a rate of 12 1/4% per annum and will be payable semi-annually in arrears on each February 15 and August 15, commencing August 15, 2002; provided, however, that at any time prior to February 15, 2002, the Company may make a Cash Interest Election (as defined in the applicable Indenture) on any interest payment date to commence the accrual of cash interest from and after the Cash Interest Date (as defined in the applicable Indenture), in which case the outstanding principal amount at maturity of each Senior Subordinated Discount Note will on such interest payment date be reduced to the Accreted Value (as defined in the applicable Indenture) of such Senior Subordinated Discount Note as of such interest payment date, and cash interest (accruing at a rate of 12 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Subordinated Discount Note on each interest payment date thereafter. The Notes mature on February 15, 2007.

     At June 30, 1998, PRIMESTAR's future minimum commitments to purchase satellite reception equipment aggregated approximately $160 million.

     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). During the six months ended June 30, 1998 and 1997, residual sales commissions to such sales agents aggregated $11,344,000 and $8,204,000, respectively.

     In April 1998, the Company announced the terms of a proposed business combination (the "Superstar Acquisition") with Superstar/Netlink Group LLC ("Superstar"). Superstar is the nation's largest provider of satellite entertainment programming to C-band direct-to-home satellite customers, serving approximately 1.2 million subscribers. Superstar is currently owned approximately 40% by United Video Satellite Group, Inc. ("UVSG"), the majority of the voting power and common stock of which is owned by TCI; 40% by Liberty Media Corporation, a subsidiary of TCI ("Liberty"); and 20% by Turner-Vision, Inc. ("Turner-Vision"). Under the terms of the Superstar Acquisition, as currently proposed, UVSG, Liberty and Turner-Vision (collectively, the "Superstar Transferors") will receive convertible preferred stock of the Company, in an amount determined by formula, based in part on the number of C-band subscribers acquired by the Company. The Company will also assume certain liabilities of Superstar. The Superstar Acquisition is subject to the execution and delivery of definitive documentation, applicable regulatory approval and other conditions to closing.

     The Company believes that the parties to the Superstar Acquisition remain committed in principle to the consummation of the Superstar Acquisition. However, in light of the DOJ Action, no assurance can be given that the Superstar Acquisition will be consummated or that the terms of the Superstar Acquisition will not be renegotiated prior to execution of definitive binding documentation relating thereto.

                       PRIMESTAR, INC. AND SUBSIDIARIES

-------------------------------------------------

     The International Bureau of the FCC has granted a subsidiary of EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

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

     ResNet LLC has agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. The term of the loan is five years with an option by ResNet LLC to extend the term for one additional year. The total principal and accrued and unpaid interest under the loan is convertible over a four-year period into ownership interests in ResNet LLC, representing 32% of the total ownership interests in ResNet LLC. The Company's only recourse with respect to repayment of the loan is conversion into ownership interests in ResNet LLC stock or warrants. Under current interpretations of the FCC rules and regulations related to restrictions on the provision of cable and satellite master antenna television services (ResNet LLC's business) in certain areas, the Company could be prohibited from holding 5% or more of the ownership interests in ResNet LLC and consequently could not exercise the conversion rights under the convertible loan agreement. The Company is required to convert the convertible loan at such time as conversion would not violate such currently applicable regulatory restrictions. As of June 30, 1998, ResNet had purchased $5,319,000 in equipment under this arrangement.

                       PRIMESTAR, INC. AND SUBSIDIARIES

-------------------------------------------------

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

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operating and financial systems or the systems used by companies with whom the Company conducts business will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed its assessment of the impact the Year 2000 may have on its computer operations, management cannot estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. The Company is in the process of determining the impact of the Year 2000, and management anticipates completion of the project by January 1999, allowing adequate time for testing. However, there can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

                       PRIMESTAR, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibit

              27 - Financial Data Schedule

         (b)  Report on Form 8-K filed during quarter ended June 30, 1998 -

                                                                                    Financial
      Date of                                 Items                                 Statements
      Report                                 Reported                                 Filed
      ------                                 --------                               ----------
      April 15, 1998,                    Item 2 and Item 7         Time Warner Satellite Service Group -
      as amended                                                     Combined financial statements as of December 31,
                                                                     1997 and 1996 and for each of the years in the
                                                                     three-year period ended December 31, 1997.

                                                                   Cox Communications, Inc. -  Direct Broadcast
                                                                     Satellite Business-
                                                                       Financial statements as of December 31, 1997 and
                                                                       1996 and for each of the years in the three-year
                                                                       period ended December 31, 1997.

                                                                   Comcast Satellite Communication, Inc.
                                                                    and Comcast DBS, Inc. -
                                                                      Combined financial statements as of December 31,
                                                                      1997 and 1996 for each of the years in the
                                                                      three-year period ended December 31, 1997.

                                                                   MediaOne of Delaware, Inc. - Direct   Broadcast
                                                                    Satellite Business   (Successor) and Direct
                                                                    Broadcast   Satellite Business of Continental
                                                                    Cablevision, Inc. (Predecessor) -
                                                                      Combined financial statements as of December 31,
                                                                      1997 and 1996 and for the year ended December 31,
                                                                      1997, the period November 15, 1996 through December
                                                                      31, 1996, the period from January 1, 1996 through
                                                                      November 14, 1996, and the year ended December 31,
                                                                      1995.

                                                                   PRIMESTAR Partners L.P. -
                                                                      Financial statements as of December 31, 1997 and 1996
                                                                      and for each of the years in the three-year period
                                                                      ended December 31, 1997.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRIMESTAR, INC.


Date:  August 13, 1998                By:   /s/  Kenneth G. Carroll
                                            ------------------------------------
                                                 Kenneth G. Carroll
                                                 Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



Date:  August 13, 1998                By:   /s/  Marcus O. Evans
                                            ------------------------------------
                                                 Marcus O. Evans
                                                 Senior Vice President, General
                                                   Counsel and Secretary



Date:  August 13, 1998                By:   /s/  Scott D. Macdonald
                                            ------------------------------------
                                                 Scott D. Macdonald
                                                 Vice President and Controller
                                                   (Chief Accounting Officer)