Form 10-Q
period 1998-09-30
PRIMESTAR INC
filed 1998-11-12
CIK 1054666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________


Commission File Number:  000-23883


                                PRIMESTAR, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Delaware                               84-1441684
  -------------------------------            ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


  8085 South Chester Street, Suite 300
          Englewood, Colorado                             80112
  ---------------------------------------              ----------
  (Address of principal executive offices)             (Zip Code)



     Registrant's telephone number, including area code:  (303)  712-4600


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days [X] Yes     [  ] No

     None of PRIMESTAR, Inc.'s shares of common stock were publicly traded as of October 30, 1998. The number of shares outstanding of PRIMESTAR, Inc.'s common stock as of October 30, 1998 was:

                   Class A common stock 179,143,934 shares;
                  Class B common stock 8,465,324 shares; and
                    Class C common stock 13,332,365 shares.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)


                                                               September 30,          December 31,
                                                                   1998                   1997
                                                           ---------------------  ---------------------
                                                                       amounts in thousands
Assets
------

Cash and cash equivalents                                  $                  --                  6,084

Accounts receivable                                                      121,527                 40,386
Less allowance for doubtful accounts                                      10,093                  5,307
                                                                      ----------              ---------
                                                                         111,434                 35,079
                                                                      ----------              ---------

Property and equipment, at cost:
   Satellites                                                                 --                463,133
   Satellite reception equipment                                       1,319,035                674,387
   Subscriber installation costs                                         450,249                227,131
   Support equipment                                                      77,901                 34,389
                                                                      ----------              ---------
                                                                       1,847,185              1,399,040
   Less accumulated depreciation                                         413,532                277,103
                                                                      ----------              ---------
                                                                       1,433,653              1,121,937
                                                                      ----------              ---------

Intangible assets, net of accumulated amortization
   (note 7)                                                            1,429,632                     --

Deferred financing costs and other assets,
   net of accumulated amortization                                        37,846                 41,756
                                                                      ----------              ---------

                                                                      $3,012,565              1,204,856
                                                                      ==========              =========

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                                  (unaudited)

                                                                 September 30,             December 31,
                                                                      1998                     1997
                                                            ------------------------  -----------------------
                                                                          amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                                                         $  138,311                   50,755
Accrued expenses                                                            175,679                  106,295
Subscriber advance payments                                                  78,383                   29,675
Due to PRIMESTAR Partners L.P.                                                   --                  463,133
Debt (note 8)                                                             1,710,918                  418,729
Deferred income taxes                                                       106,867                       --
                                                                         ----------                ---------
   Total liabilities                                                      2,210,158                1,068,587
                                                                         ----------                ---------
Stockholders' Equity (note 9):
 PRIMESTAR, Inc. ("PRIMESTAR") preferred stock,
  $.01 par value; authorized 350,000,000
  shares; none issued                                                            --                       --
 PRIMESTAR Class A common stock, $.01 par value;
  authorized 850,000,000 shares;
  issued 179,143,934 in 1998                                                  1,791                       --
 PRIMESTAR Class B common stock, $.01 par value;
  authorized 50,000,000 shares;
  issued 8,465,324 in 1998                                                       85                       --
 PRIMESTAR Class C common stock, $.01 par value;
  authorized 30,000,000 shares;
  issued 13,332,365 in 1998                                                     133                       --
 PRIMESTAR Class D common stock, $.01 par value;
  authorized 150,000,000 shares;
  none issued                                                                    --                       --
 TCI Satellite Entertainment, Inc. ("TSAT")
  preferred stock, $.01 per value; authorized
  5,000,000 shares; none issued                                                  --                       --
 TSAT Series A common stock; $1 par value;
  authorized 185,000,000 shares; issued
  58,239,136 shares in 1997                                                      --                   58,239
 TSAT Series B common stock, $1 par value;
  authorized 10,000,000 shares; issued 8,465,324
  shares in 1997                                                                 --                    8,465
 Additional paid-in capital                                               1,510,360                  523,685
 Accumulated deficit                                                       (709,962)                (454,120)
                                                                         ----------                ---------
   Total stockholders' equity                                               802,407                  136,269
                                                                         ----------                ---------

Commitments and contingencies  (note 12)

                                                                         $3,012,565                1,204,856
                                                                         ==========                =========

See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (unaudited)

                                                       Three months ended                   Nine months ended
                                                         September 30,                        September 30,
                                              ------------------------------------  ---------------------------------
                                                     1998               1997             1998              1997
                                              ------------------  ----------------  ---------------  ----------------
                                                                       amounts in thousands,
                                                                      except per share amounts
Revenue:
  Programming and equipment
       rental                                         $ 356,576           133,952          865,508           374,182
  Installation                                           14,784            11,475           45,864            31,890
                                                      ---------           -------        ---------          --------
                                                        371,360           145,427          911,372           406,072
                                                      ---------           -------        ---------          --------
Operating costs and expenses:
  Charges from PRIMESTAR
       Partners L.P. (note 10)                               --            65,880           82,235           188,249
  Operating (note 10)                                   189,225             7,920          381,825            18,992
  Selling, general and administrative
    (note 10)                                           130,050            47,784          303,725           139,557
  Transition (note 10)                                    9,576                --           30,332                --
  Stock compensation (note 10)                           (1,732)            3,055            8,254             4,607
  Depreciation                                          123,124            64,149          300,619           177,415
  Amortization                                           32,486                --           64,854                --
                                                      ---------           -------        ---------          --------
                                                        482,729           188,788        1,171,844           528,820
                                                      ---------           -------        ---------          --------

       Operating loss                                  (111,369)          (43,361)        (260,472)         (122,748)

Other income (expense):
  Interest expense                                      (40,418)          (12,557)        (104,042)          (33,965)
  Share of losses of PRIMESTAR
   Partners L.P.                                             --            (3,681)          (5,822)          (11,610)
  Other, net                                               (493)              645           (1,224)            1,779
                                                      ---------           -------        ---------          --------
                                                        (40,911)          (15,593)        (111,088)          (43,796)
                                                      ---------           -------        ---------          --------

       Loss before income taxes                        (152,280)          (58,954)        (371,560)         (166,544)

Income tax benefit (note 11)                             53,346                --          115,718                --
                                                      ---------           -------        ---------          --------

       Net loss                                       $ (98,934)          (58,954)        (255,842)         (166,544)
                                                      =========           =======        =========          ========

Basic and diluted loss per
  common share (note 5)                               $    (.49)             (.88)           (1.63)            (2.50)
                                                      =========           =======        =========          ========

See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

                     Nine months ended September 30, 1998
                                  (unaudited)

                                                                  PRIMESTAR common stock                 TSAT common stock
                                                 ---------------------------------------------------  -----------------------
                                                    Class A        Class B     Class C     Class D      Series A    Series B
                                                 -------------   ----------  ----------  -----------  ------------  ---------
                                                                                                   amounts in thousands
Balance at January 1, 1998                       $          --           --          --           --        58,239      8,465

   Net loss                                                 --           --          --           --            --         --
   Recognition of stock
     compensation related to stock
     options and restricted stock
     awards                                                 --           --          --           --            --         --
   Issuance of TSAT Series A Common Stock
    related to restricted stock awards                      --           --          --           --            50         --
   Issuance of TSAT Series A Common
    Stock upon conversion of
    convertible securities of
    Tele-Communications, Inc.                               --           --          --           --           989         --
   Issuance of PRIMESTAR common
    stock in Restructuring (note 1)                      1,791           85         133           --       (59,278)    (8,465)
   Distributions to TSAT (note 10)                          --           --          --           --            --         --

                                                 -------------   ----------  ----------  -----------  ------------  ---------
Balance at September 30, 1998                    $       1,791           85         133           --            --         --
                                                 =============   ==========  ==========  ===========  ============  =========

                                                   Additional                     Total
                                                    paid-in      Accumulated   stockholders'
                                                    capital        deficit       equity
                                                 -------------   -----------   -------------
Balance at January 1, 1998                             523,685     (454,120)      136,269

   Net loss                                                 --     (255,842)     (255,842)
   Recognition of stock
     compensation related to stock
     options and restricted stock
     awards                                              1,846           --         1,846
   Issuance of TSAT Series A Common Stock
    related to restricted stock awards                     (50)          --            --
   Issuance of TSAT Series A Common
    Stock upon conversion of
    convertible securities of
    Tele-Communications, Inc.                               --           --           989
   Issuance of PRIMESTAR common
    stock in Restructuring (note 1)                    984,962           --       919,228
   Distributions to TSAT (note 10)                         (83)          --           (83)
                                                 -------------   ----------    ----------
Balance at September 30, 1998                        1,510,360     (709,962)      802,407
                                                 =============   ==========    ==========

     See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                       ----------------------------------------
                                                                               1998                 1997
                                                                       ---------------------  -----------------
                                                                                amounts in thousands
                                                                                    (see note 6)
Cash flows from operating activities:
 Net loss                                                                    $(255,842)          (166,544)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
     Depreciation and amortization                                             365,473            177,415
     Share of losses of PRIMESTAR Partners L.P.                                  5,822             11,610
     Deferred tax benefit                                                     (115,718)                --
     Accretion of debt discount                                                 15,384             11,573
     Stock compensation                                                          8,254              4,607
     Other non-cash items                                                        3,152              4,158
     Changes in operating assets and liabilities, net of
      the effect of Restructuring:
          Change in receivables                                                (51,672)              (529)
          Change in other assets                                                 4,505               (457)
          Change in accruals and payables                                       84,484             28,131
          Change in subscriber advance payments                                  8,237              4,751
                                                                             ---------           --------
              Net cash provided by operating activities                         72,079             74,715
                                                                             ---------           --------
Cash flows from investing activities:
 Cash paid in Restructuring                                                    (54,894)                --
 Capital expended for property and equipment                                  (387,746)          (151,062)
 Capital expended for satellites                                                    --             (5,448)
 Additional investments in and advances to
   PRIMESTAR Partners L.P.                                                         (75)            (7,060)
 Repayment of advances to PRIMESTAR Partners L.P.                                   --              7,806
 Other investing activities                                                       (169)                --
                                                                             ---------           --------
             Net cash used in investing activities                            (442,884)          (155,764)
                                                                             ---------           --------

Cash flows from financing activities:
 Borrowings of debt                                                            724,761            405,061
 Repayments of debt                                                           (351,546)          (299,461)
 Payment of deferred financing costs                                            (9,483)           (17,749)
 Increase in due to PRIMESTAR Partners L.P.                                         --              5,448
 Proceeds from issuance of common stock                                            989                469
                                                                             ---------           --------
             Net cash provided by financing activities                         364,721             93,768
                                                                             ---------           --------
             Net increase (decrease) in cash and cash equivalents               (6,084)            12,719

             Cash and cash equivalents:
               Beginning of period                                               6,084              6,560
                                                                             ---------           --------

               End of period                                                 $      --             19,279
                                                                             =========           ========

See accompanying notes to consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1998
                                  (Unaudited)


(1)  Organization and Basis of Presentation
     --------------------------------------

     PRIMESTAR, Inc. ("PRIMESTAR" or the "Company") and certain of its subsidiaries were incorporated on August 27, 1997, and subsequently, ten shares of the Company's common stock were issued to TSAT for a capital contribution of $10.

     The Restructuring
     -----------------

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, the Company, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), and GE American Communications, Inc. ("GE Americom"), and (ii) an Asset Transfer Agreement dated as of February 6, 1998, between TSAT and the Company, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to the Company (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo Satellite, Inc. ("Tempo"), a wholly-owned subsidiary of TSAT that holds certain authorizations granted by the Federal Communications Commission (the "FCC") and other assets and liabilities relating to a proposed direct broadcast satellite ("DBS") system being constructed by Tempo, (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under agreements with the Company and others. In addition, (i) the business of PRIMESTAR Partners L.P. (the "Partnership"),
     (ii) the business of distributing the PRIMESTAR/(R)/ programming service ("PRIMESTAR/(R)/"), including certain related assets and liabilities of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (iii) the interest in the Partnership of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

     In connection with the Restructuring, each of TSAT, Comcast, Cox, MediaOne, Newhouse, TWE and GE Americom received from the Company (i) in the case of Cox and MediaOne, an amount of cash and in the case of TSAT, Newhouse, TWE, Comcast and GE Americom, an assumption of indebtedness by the Company, (ii) shares of Class A Common Stock, $.01 par value per share, of the Company, ("PRIMESTAR Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of the Company ("PRIMESTAR Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 par value per share, of the Company ("PRIMESTAR Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement. The total consideration paid by PRIMESTAR to the Non-TSAT Parties (including assumed liabilities) aggregated approximately $2.2 billion.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Holders of PRIMESTAR Class A Common Stock are entitled to one vote for each share of such stock held, holders of PRIMESTAR Class B Common Stock are entitled to ten votes for each share of such stock held and holders of PRIMESTAR Class C Common Stock are entitled to ten votes for each share of such stock held, on all matters presented to such stockholders.

     As of September 30, 1998, the approximate ownership of PRIMESTAR's common stock was as follows:

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

     As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) direct to home satellite service throughout the continental U.S. The PRIMESTAR(R) service is transmitted via a satellite ("GE-2") owned and operated by GE Americom at the 85 West Longitude ("W.L.") orbital position. Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by the authorized distributors (the "Distributors"), all of whom were affiliated with one or more of the partners of the Partnership (the "Partners").

     The TSAT Asset Transfer has been recorded at TSAT's historical cost, and TSAT has been identified as the acquirer for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following consummation of the Restructuring. The remaining elements of the Restructuring, as set forth above, have been accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties has been allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities. Such allocation is based upon a preliminary appraisal of the estimated fair values and is subject to adjustment upon receipt of a final appraisal.

     The following pro forma operating results for the Company assume the Restructuring had been consummated on January 1, 1997. Such unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Restructuring been consummated on January 1, 1997.

                                                    Nine months ended
                                                      September 30,
                                          -------------------------------------
                                                1998                 1997
                                          ---------------      ----------------
     Revenue                                   $1,115,435           $ 920,015
     Net loss                                  $ (346,352)          $(360,995)
     Loss per common share                     $    (1.72)          $   (1.80)

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     The accompanying consolidated financial statements include the accounts of PRIMESTAR and those of all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     Interim Financial Statements
     ----------------------------

     The accompanying interim consolidated financial statements of PRIMESTAR are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of PRIMESTAR as of September 30, 1998 and the results of its operations for the periods ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in TSAT's December 31, 1997 Annual Report on Form 10-K.

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The respective obligations of the parties to the TSAT Merger Agreement to consummate the TSAT Merger are subject to the satisfaction or waiver of a number of regulatory and other conditions, including, among others, occurrence of one of the following: (i) FCC approval of TSAT's pending application to transfer control of Tempo to the Company, (ii) divestiture by TSAT of the construction permit issued by the FCC to Tempo authorizing construction of a high-power DBS system (together with related authorizations, the "FCC Permit"), or (iii) FCC permission to consummate the TSAT Merger without divestiture of the FCC Permit. In addition, the Company has the right to terminate the TSAT Merger Agreement and abandon the TSAT Merger, under certain circumstances. In light of the foregoing conditions, there can be no assurance that the TSAT Merger will be consummated as currently contemplated by the TSAT Merger Agreement.

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

(3)  The ASkyB Transaction
     ---------------------

     In a separate transaction (the "ASkyB Transaction"), pursuant to an asset acquisition agreement dated as of June 11, 1997 (the "ASkyB Agreement") among the Partnership, The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation, the principal domestic operating subsidiary of MCI Communications Corporation ("MCI"), American Sky Broadcasting LLC, a wholly-owned subsidiary of News Corp. ("ASkyB"), and for certain purposes only, each of the Partners, the Company had agreed to acquire from MCI two high power communications satellites currently under construction, certain authorizations granted to MCI by the FCC to operate a direct broadcast satellite business at the 110 W.L. orbital location using 28 transponder channels, and certain related contracts in exchange for approximately $1.1 billion of PRIMESTAR convertible securities.

     On May 12, 1998, the Department of Justice (the "DOJ") filed a civil antitrust action opposing the ASkyB Transaction (the "DOJ Action"). The DOJ Action sought to prevent the Company from acquiring the direct broadcast satellite assets of News Corp. and MCI or, in the alternative, to allow such acquisition to go forward but require the Company's stockholders affiliated with the cable industry to divest their ownership interests in the Company. The Federal District Court had set a trial date for February 1, 1999.

     On October 15, 1998, the Company announced that it and ASkyB had agreed to terminate the ASkyB Agreement. News Corp., PRIMESTAR and PRIMESTAR's stockholder defendants in the DOJ Action have notified the DOJ of their intention to abandon the ASkyB Transaction. On November 6, 1998, the DOJ and all defendants filed a Stipulated Voluntary Dismissal Without Prejudice, which when entered by the district court, will terminate the DOJ Action.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(4)  Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and disclosure of comprehensive income and its components (revenue, expenses, gains and losses). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

(5)  Loss Per Common Share
     ---------------------

     The loss per common share for the nine months ended September 30, 1998 and 1997 is based on the weighted average number of shares outstanding during the period (200,942,000 and 66,676,000 for the three months ended September 30, 1998 and 1997, respectively; and 156,506,000 and 66,642,000 for the nine months ended September 30, 1998 and 1997, respectively).

(6)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $92,514,000 and $17,837,000 during the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was not material during such periods.

     Significant non-cash investing and financing activities for the nine months ended September 30, 1998 are reflected in the following table (amounts in thousands):


       Cash paid in Restructuring:
       Fair value of assets acquired                     $ 2,211,307
       Liabilities assumed, net of current
       assets                                             (1,014,600)
       Deferred tax liability                               (222,585)
       Common stock issued                                  (919,228)
                                                         -------------
                                                         $    54,894
                                                         =============


(7)    Intangible Assets
       ------------------

       Intangible assets at September 30, 1998 are comprised of the following (amounts in thousands):

       Customer relationships                            $  390,000
       Tradenames                                           230,000
       Satellite rights                                     463,133
       Excess cost over acquired net assets                 411,353
                                                         ----------
                                                          1,494,486
       Accumulated amortization                             (64,854)
                                                         ----------
                                                         $1,429,632
                                                         ==========

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Customer relationships, tradenames and excess cost over acquired net assets are amortized using the straight-line method over their estimated useful lives- 4 years, 20 years and 20 years, respectively.

     Satellite rights represent PRIMESTAR's right to use Tempo's two high power communications satellites (the "Tempo Satellites") as described in note 12. The Company will begin amortizing such rights over the estimated useful life of the Tempo Satellites once the Company launches a high power service utilizing the Tempo Satellites.

(8)  Debt
     ----

     The components of debt are as follows:

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   -----------
                                                        amounts in thousands
     Senior Credit Facility (a)                     $  396,200          48,000
     Interim Loan Agreement (b)                        350,000              --
     Partnership Credit Facility (c)                   575,000              --
     Senior Subordinated Notes (d)                     200,000         200,000
     Senior Subordinated Discount Notes (d)            184,165         168,781
     Other                                               5,553           1,948
                                                     ----------     -----------
                                                     $1,710,918        418,729
                                                     ==========     ===========

     (a) In connection with the Restructuring, the Company amended and restated its bank credit facility. As amended, the Senior Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments, subject to the Company's compliance with operating and financial covenants and other customary conditions. In addition to the outstanding borrowings at September 30, 1998, $30 million of availability under the Senior Credit Facility had been utilized to obtain two outstanding letters of credit. Commencing March 31, 2001, the revolving loan commitments will be reduced quarterly, and outstanding borrowings under the term loan commitments will be payable in quarterly installments, in each case in accordance with a schedule, until final maturity at June 30, 2005.

          Borrowings under the Senior Credit Facility bear interest at variable rates. In addition, the Company must pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees were not significant during the nine months ended September 30, 1998.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

          The outstanding principal under the Interim Loan Agreement bears interest at a rate per annum equal to the greater of 10% or, at the election of the Lenders, (i) a rate per annum that is equal to the corporate base rate, as provided for in the Interim Loan Agreement,
          (ii) the Federal Funds effective rate, plus 0.50%, or (iii) the London interbank offered rate ("LIBOR") for such period, plus in each case the Applicable Spread (as defined in the Interim Loan Agreement). The Applicable Spread is 575 basis points at September 30, 1998 and increases monthly thereafter, with a final increase to 750 basis points from and after April 1, 1999.

          At any time after the Conversion Date, the applicable spread is to be 850 basis points. In addition, at the request of any Lender, the interest rate on all or any portion of the term loan owing to such Lender will be converted to a fixed rate equal to the rate in effect as of the date such Lender gave notice to the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          Interest is payable monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to such excess amount.

          Prior to the Conversion Date, the Company may prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, dispositions of Tempo Satellites, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

(c) The Partnership Credit Facility, as amended, allows for borrowings up to $585 million, and borrowings thereunder are collateralized by letters of credit (the "Partnership Letters of Credit"), which were arranged for by affiliates of the Partners (or, in the case of TSAT, affiliates of Tele-Communications, Inc., "TCI") other than GE Americom. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment, in the manner set forth in the Reimbursement Agreement, to all indebtedness of the Company under the Senior Credit Facility, the Interim Loan Agreement and the Notes.

          Borrowings under the Partnership Credit Facility bear interest at variable rates. In addition, the Company must pay quarterly, in arrears, a commitment fee of 3/16% per annum on the daily unused portion of the facility. Such commitment fees were not significant during the nine months ended September 30, 1998.

          The maturity date of the Partnership Credit Facility is June 30, 1999.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issuances or on the current rates offered to the Company for debt of the same remaining maturities. With the exception of the Notes, which had an aggregate fair value of $348,545,000 at September 30, 1998, PRIMESTAR believes that the fair value and the carrying value of its debt were approximately equal at September 30, 1998.

(9)  Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

     The Restated Certificate of Incorporation of the Company authorizes the PRIMESTAR Board of Directors (the "Board") to provide for the issuance of all or any shares of preferred stock of the Company in one or more series and to fix for each series the number of shares constituting such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issuance of such series. As of September 30, 1998, no shares of preferred stock have been authorized.

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

(10) Transactions With Related Parties
     ---------------------------------

     Pursuant to the terms of the TSAT Merger Agreement, PRIMESTAR shall reimburse TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the six months ended September 30, 1998, such reimbursements aggregated $86,000. Such reimbursements have been treated as distributions to TSAT, and accordingly, have been reflected as a reduction of PRIMESTAR's equity.

     The Company is a party to a satellite transponder service agreement, as amended (the "GE-2 Agreement") with an affiliate of GE Americom for satellite service on GE-2. As originally executed, the GE-2 Agreement had an initial term extending through February 2003 at an annual rate of $86,340,000, with an option to extend the term through the end-of-life of GE-2. The option to extend has expired without exercise. However, the Company remains in discussions with GE Americom regarding other alternatives for extension of the GE-2 Agreement, and the Company continues to assess other medium and/or high power alternatives. No assurance can be given that the parties will agree to such extension or that any other alternatives will be confirmed.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Pursuant to the GE-2 Agreement, GE Americom provides the Company with service on 24 transponders on GE-2. The Company is currently entitled to non-preemptible service on 18 of the transponders on GE-2 and preemptible service on six transponders. Preemptible transponders are transponders that may be reassigned to restore service to protected customers if such protected customers experience transponder or satellite failure. The Company does not believe that, during the early stages of GE-2's operational life, the use of preemptible transponders is likely to interfere in any material respect with the operation of the PRIMESTAR(R) service. The Company currently receives "orbital location protected service" on all 24 of its transponders, meaning that if there is a failure of GE-2, the Company will be entitled to restore the lost service on another GE Americom medium power satellite, GE-3, which was successfully launched on September 4, 1997, into the same 85 W.L. orbital position used by GE-2. Even in those circumstances, the six preemptible transponders, although protected, would remain preemptible. Upon the successful launch of another GE Americom medium power satellite, GE-4, the Company's six preemptible transponders will become non-preemptible. GE-4 is expected to be launched in the first quarter of 1999.

     TCI and the Non-TSAT Parties, other than GE Americom, have arranged for letters of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $7,739,000 during the nine months ended September 30, 1998.

     Since April 1, 1998, a subsidiary of TCI has provided satellite uplink services to the Company. Charges for such services aggregated $7,885,000 for the nine months ended September 30, 1998.

     Beginning in March 1997, TCI began providing the Company with customer support services from TCI's Boise, Idaho call center. Amounts charged by TCI to the Company for such services aggregated $16,565,000 and $5,939,000 during the nine months ended September 30, 1998 and 1997, respectively.

     Subsequent to the Restructuring, the Non-TSAT Parties continued to operate certain non-strategic local offices (the "Transition Offices") for approximately three months (the "Transition Period") while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, all of the Transition Offices had been closed. Transition expenses include costs incurred through September 30, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period. In addition, during the third quarter of 1998, the Company reorganized its operations and closed certain of its local offices. The nonrecurring costs incurred by the Company through September 30, 1998, which were associated with such reorganization, are included in transition expenses in the accompanying statements of operations.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Compensation expense recognized by the Company related to such options aggregated $6,408,000 and $3,039,000 during the nine months ended September 30, 1998 and 1997, respectively.

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

     During 1997, TCI provided certain installation, maintenance, retrieval and other customer fulfillment services to the Company pursuant to a fulfillment agreement (as amended, the "Fulfillment Agreement"). During the nine months ended September 30, 1997, the Company's capitalized installation costs included amounts charged by TCI to the Company of $43,762,000. Maintenance, retrieval and other operating expenses charged by TCI to the Company aggregated $7,216,000 during the nine months ended September 30, 1997. The Fulfillment Agreement terminated on December 31, 1997.

     TCI also provided corporate administrative services to the Company pursuant to a transition services agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, the Company was required to pay TCI a monthly fee of $1.50 per qualified subscriber up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $8,611,000 during the nine months ended September 30, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company recognized no income tax benefit during the nine months ended September 30, 1997. The Company is only able to recognize income tax benefits for financial reporting purposes to the extent that such benefits offset the Company's income tax liabilities or the Company generates taxable income. Prior to the Restructuring, all of the Company's income tax liabilities for financial reporting purposes had been fully offset by income tax benefits.

(12) Commitments and Contingencies
     -----------------------------

     At September 30, 1998, PRIMESTAR's future minimum commitments to purchase satellite reception equipment aggregated approximately $110 million. The Company currently purchases all of its integrated receiver/decoders ("IRDs") from one supplier and all of its home satellite dishes ("HSDs") from a different supplier. Each supplier has certain disaster recovery plans. However, a break in production of either IRDs or HSDs could result in a slow down in the addition of new customers and a corresponding reduction in the Company's revenue and operating income.

     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). During the nine months ended September 30, 1998 and 1997, residual sales commissions to such sales agents aggregated $18,936,000 and $11,518,000, respectively, and were charged to expense in the accompanying consolidated statements of operations of the Company.

     In February 1990, Tempo entered into an option agreement with the Partnership granting the Partnership the right and option (the "Tempo Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Option and certain related matters, Tempo and the Partnership subsequently entered into two letter agreements (the "Tempo Letter Agreements") which provided for, among other things, the funding by the Partnership of milestone and other payments due under a satellite construction agreement, and certain related costs, through advances by the Partnership to Tempo. The aggregate funding provided to Tempo by the Partnership ($463,133,000 at September 30, 1998) is reflected as satellite rights and is included in intangible assets in the accompanying September 30, 1998 consolidated balance sheet. On February 7, 1997, the Partnership exercised the Tempo Option.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Pursuant to the Restructuring Agreement, the Company has indemnified each of the Non-TSAT Parties against (i) any and all losses and liabilities, suffered or incurred by any such indemnified party resulting from any liabilities of such party assumed by the Company in the Restructuring, (ii) any and all losses and liabilities resulting from the operation by the Company of the digital satellite business, whether before, on or after the Closing Date and (iii) any and all losses and liabilities resulting from the business, affairs, assets or liabilities of the Company whether arising before, on or after the Closing Date.

     In addition, the Company is required to indemnify each of the Non-TSAT Parties against (i) all liability for taxes, other than transfer taxes, incurred as a result of the Restructuring ("Covered Taxes") of PRIMESTAR for the taxable period that begins after the Closing Date or the portion that begins after the Closing Date of any taxable period that begins before and ends after the Closing Date, (ii) all liability for Covered Taxes failing to qualify under Section 368(a) of the Code if such failure is attributable to any action taken after the Closing by the Company (other than any such action expressly required or contemplated by the Restructuring Agreement) and (iii) all liability for any reasonable legal, accounting, appraisal, consulting or similar fees and expenses relating to the foregoing.

     The International Bureau of the FCC has granted a subsidiary of EchoStar Communications Corporation ("EchoStar") a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR/(R)/ service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR/(R) /signal from GE-2 by subscribers to the PRIMESTAR/(R)/ medium power service.

     GE Americom and PRIMESTAR have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83 W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and PRIMESTAR have attempted to resolve potential coordination problems directly with EchoStar, and EchoStar has advanced a proposition to resolve this matter. PRIMESTAR is currently evaluating such proposition. It is uncertain whether any agreement in respect of such coordination between the Partnership and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and Results of
---------------------------------------------------------------------------
  Operations
  ----------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of PRIMESTAR and should be read in conjunction with (i) the accompanying consolidated financial statements of PRIMESTAR, and (ii) the financial statements and related notes of TSAT, and Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations included in TSAT's Annual Report on Form 10-K for the year ended
----------
December 31, 1997.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of PRIMESTAR, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies, new product launches and development plans, including uncertainties regarding the TSAT Merger; PRIMESTAR's high-power strategy; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to PRIMESTAR's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for PRIMESTAR's existing medium power satellite television business; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. PRIMESTAR expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in PRIMESTAR's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     Primarily as a result of the Restructuring, the Company's number of customers increased from 914,000 at March 31, 1998 to 2,166,000 at September 30, 1998. The Company added 49,000 net customers during the three months ended September 30, 1998. During the three months and nine months ended September 30, 1998 and the year ended December 31, 1997, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 37.3%, 32.1% and 30.1%, respectively and (ii) the average subscriber life implied by such subscriber churn rate was 2.7 years, 3.1 years and 3.3 years, respectively. The Company believes that the higher churn rate in 1998 is due in part to subscribers acquired in the Restructuring that did not meet the Company's current credit standards or customer delinquency policies. In addition, the Company has been subject to increased competitive pressures in 1998. The Company has initiated certain programs intended to reduce the Company's churn rate, and although no assurance can be given, the Company expects that churn rates for future periods will be lower than the current rate. If such programs are not successful and the Company's churn rate fails to improve, the financial condition and results of operations of the Company could be adversely affected.

                       PRIMESTAR, INC. AND SUBSIDIARIES

----------------------------------------------------

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                                      Nine months ended September 30,
                                               ------------------------------------------------------------------------------
                                                                1998                                    1997
                                               --------------------------------------  --------------------------------------
                                                                       Percentage                              Percentage
                                                                        of total                                of total
                                                     Amount             revenue              Amount             revenue
                                               ------------------  ------------------  ------------------  ------------------

Revenue:
Programming and equipment rental                       $ 865,508                  95%          $ 374,182                  92%
Installation                                              45,864                   5              31,890                   8
                                                       ---------                ----           ---------                ----
 Total revenue                                           911,372                 100             406,072                 100
                                                       ---------                ----           ---------                ----

Operating costs and expenses:
Charges from the Partnership                             (82,235)                 (9)           (188,249)                (46)
Operating                                               (381,825)                (42)            (18,992)                 (5)
Selling and marketing                                   (221,863)                (25)            (95,773)                (23)
 General and administrative                              (81,862)                 (9)            (43,784)                (11)
Transition                                               (30,332)                 (3)                 --                  --
                                                       ---------                ----           ---------                ----

 Operating Cash Flow /(1)/                               113,255                  12              59,274                  15

Stock compensation                                        (8,254)                 (1)             (4,607)                 (1)
Depreciation and amortization                           (365,473)                (40)           (177,415)                (44)
                                                       ---------                ----           ---------                ----

 Operating loss                                        $(260,472)               (29)%          $(122,748)               (30)%
                                                       =========                ====           =========                ====

___________________

/(1)/ Operating Cash Flow, which represents operating income before depreciation, amortization and stock compensation, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such. Furthermore, Operating Cash Flow may not be comparable to similarly titled measures reported by other companies. Operating Cash Flow should be viewed together with cash flows measured in accordance with generally accepted accounting principles. For information concerning such cash flows, see the consolidated statements of cash flows included in the accompanying consolidated financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

----------------------------------------------------

     In an effort to remain competitive, attract new customers and retain existing customers, the Company has implemented various new service offerings and has changed the pricing of certain of its existing offerings. For example, the Company implemented a national pricing and programming package structure effective July 1, 1998, whereby customers now have the same programming packages available for the same price throughout the country. Such national pricing structure had the effect of lowering certain rates for certain packages in certain areas of the country. In addition, the Company has initiated certain promotional offers including installation rebates and packages with reduced rental fees. Although there can be no assurance, the Company believes that such new service offerings, pricing changes and promotional offers may have the impact of attracting new customers and retaining existing customers, but will reduce the Company's recurring revenue per customer and installation revenue per new customer installed.

     Revenue increased $505,300,000 or 124% during the nine months ended September 30, 1998, as compared to the corresponding prior year period. The Company's average monthly programming and equipment rental revenue per customer decreased from $57 during the 1997 nine month period to $55 during the 1998 nine month period. Such decrease was primarily the result of the aforementioned changes in the price structure of the Company's service offerings. The average installation revenue from each customer installed decreased from $131 in 1997 to $79 in 1998. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company in April 1998 and increased to $100 in September 1998.

     Through the Closing Date, the Partnership provided programming services to the Company and other authorized PRIMESTAR/(R)/ distributors in exchange for a fee based upon the number of customers receiving programming services. The Partnership also arranged for satellite capacity and uplink services, and provided national marketing and administrative support services, in exchange for a separate authorization fee from each authorized PRIMESTAR/(R)/ distributor, including the Company, based on such distributor's total number of authorized satellite receivers.

     Subsequent to the Closing Date, operating expenses are primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities. Such expenses represented 51% and 42% of revenue for the three and nine months ended September 30, 1998, respectively.

     Selling and marketing expenses, which represented 25% of revenue during the nine months ended September 30, 1998, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 9% and 11% of revenue during the nine months ended September 30, 1998 and 1997, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of the Company's general and administrative expenses.

     During the second half of 1997, the Company began offering a marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated and aggregated $15,115,000 and $1,723,000 during the nine months ended September 30, 1998 and 1997, respectively.

                        PRIMSTAR, INC, AND SUBSIDIARIES

----------------------------------------------------

     Subsequent to the Restructuring, the Non-TSAT Parties continued to operate the Transition Offices for approximately three months while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, the Transition Offices had been closed. Transition expenses represent costs incurred through September 30, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period. In addition, during the third quarter of 1998, the Company reorganized its operations and closed certain of its local offices. The nonrecurring costs incurred by the Company through September 30, 1998, which were associated with such reorganization, are included in transition expenses in the accompanying statements of operations.

     The $123,204,000 or 69% increase in depreciation expense during the nine months ended September 30, 1998, as compared to the corresponding prior year period, is the result of an increase in the Company's depreciable assets due primarily to the Restructuring.

     The Company recognized amortization expense of $64,854,000 during the six months ended September 30, 1998. Such amortization expense relates to the intangible assets recorded in connection with the Restructuring.

     The Company incurred interest expense of $104,042,000 and $33,965,000 during the nine months ended September 30, 1998 and 1997, respectively. The increase in interest expense is due to interest incurred on the Interim Loan and the Partnership Credit Facility as well as additional borrowings under the Senior Credit Facility.

     The Company's net loss of $255,842,000 for the nine months ended September 30, 1998 represents an increase of $89,298,000 as compared to a net loss of $166,544,000 for the nine months ended September 30, 1997. Such increased net loss is due primarily to the increases in deprecation, amortization and interest expense discussed above, partially offset by an increase in the Company's income tax benefit.

Material Changes in Financial Position
--------------------------------------

     See note 2 to the accompanying consolidated financial statements for a description of the proposed TSAT Merger.

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

                       PRIMESTAR, INC. AND SUBSIDIARIES

-------------------------------------------------

     The obligations under the Interim Loan Agreement are due in full one year from the Closing Date. However, the Company has the option to convert any outstanding principal amount of the Interim Loan to a term loan on such date. If converted to a term loan, the term loan would mature on April 1, 2008.

     Interest is payable at variable rates monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to such excess amount.

     Prior to the Conversion Date, the Company may prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, dispositions of Tempo Satellites, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

     The Company currently intends to refinance the Interim Loan. There can be no assurance that the Company will be able to secure such refinancing on terms that are acceptable to the Company or at all, and if such refinancing can be accomplished, as to the timing of such refinancing.

     In connection with the Restructuring, the Company amended and restated its bank credit facility. As amended, the Senior Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments. As of September 30, 1998, $396.2 million in loans were outstanding under the Senior Credit Facility, and an additional $30 million of availability had been utilized to obtain two outstanding letters of credit. The Company was in compliance with the restrictive covenants contained in the Senior Credit Facility at September 30, 1998. Additional borrowings under the Senior Credit Facility are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to debt and cash flow to debt service, as defined.

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

                       PRIMESTAR, INC, AND SUBSIDIARIES

-------------------------------------------------

Based upon the Company's current projections of its sources and uses of cash, the Company anticipates that it will use all of the remaining commitments under the Senior Credit Facility by the end of the first quarter of 1999 or will have access to less than all of such commitments due to covenant restrictions in the Senior Credit Facility. Accordingly, the Company anticipates that it will be required to obtain additional debt or equity financing to fund its operations and capital expenditures. There can be no assurance that the Company will be able to secure such additional financing on terms acceptable to the Company, or at all.

     In that connection, the Interim Loan Agreement requires the Company to use 100% of the cash proceeds of any new debt or equity financing received by the Company to prepay the Interim Loan. Accordingly, so long as the Interim Loan remains outstanding, the Company will not be able to fund its cash requirements with any new debt or equity financing, unless, prior to or concurrently with any such financing, the Company refinances the Interim Loan in full or obtains a waiver of such mandatory prepayment obligations under the Interim Loan Agreement. There can be no assurance that the Company will be able to effect such refinancing or obtain such a waiver on terms acceptable to the Company, or at all. Pursuant to the Interim Loan Agreement, the mandatory prepayment provisions described in this paragraph would also apply to any term loan into which the Interim Loan is converted on the Conversion Date.

     If the Company is not able to obtain additional debt or equity financing to fund its operations and capital expenditures, the Company will attempt to preserve cash by suspending new installations, substantially curtailing marketing and sales activities and otherwise reducing expenditures, to the extent possible. The Company believes, but cannot assure, that in such event the Company would generate sufficient positive cash flow from continuing operations to remain in business and meet its debt service obligations. However, whether or not such actions are successful, the failure of the Company to obtain sufficient debt or equity financing would have a material adverse effect upon the business, operations, financial condition and prospects of the Company.

     The Partnership obtained the Partnership Credit Facility, which currently allows for borrowings up to $585 million, to finance advances to Tempo for payments due in respect of the construction and launch of two high power communications satellites, and borrowings thereunder are collateralized by the Partnership Letters of Credit. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment, in the manner set forth in the Reimbursement Agreement, to all indebtedness of the Company under the Senior Credit Facility, the Interim Loan Agreement and the Notes. At September 30, 1998, the balance due under the Partnership Credit Facility was $575 million, including amounts borrowed to pay interest charges.

     The maturity date of the Partnership Credit Facility, as amended, is June 30, 1999.

                       PRIMESTAR, INC, AND SUBSIDIARIES

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

     At September 30, 1998, PRIMESTAR's future minimum commitments to purchase satellite reception equipment aggregated approximately $110 million.

     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). During the nine months ended September 30, 1998 and 1997, residual sales commissions to such sales agents aggregated $18,936,000 and $11,518,000, respectively.

     In April 1998, the Company announced the terms of a proposed business combination (the "Superstar Acquisition") with Superstar/Netlink Group LLC ("Superstar"). Superstar is the nation's largest provider of satellite entertainment programming to C-band direct-to-home satellite customers, serving approximately 1.2 million subscribers. As a result of the termination of the ASkyB Agreement, the Company and Superstar terminated their agreement with respect to the Superstar Acquisition.

     The International Bureau of the FCC has granted a subsidiary of EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83(degrees) W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83(degrees) W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83(degrees) W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

                       PRIMESTAR, INC, AND SUBSIDIARIES

-------------------------------------------------

     GE Americom and PRIMESTAR have each requested reconsideration of the International Bureau's authorization for EchoStar to operate at 83(degrees) W.L. These requests, which were opposed by EchoStar and others, currently are pending at the International Bureau. There can be no assurance that the International Bureau will change slot assignments, or power levels, in a fashion that eliminates the potential for harmful interference. Accordingly, the ultimate outcome of this matter cannot presently be predicted.

     GE Americom and PRIMESTAR have attempted to resolve potential coordination problems directly with EchoStar, and EchoStar has advanced a proposition to resolve this matter. PRIMESTAR is currently evaluating such proposition. It is uncertain whether any agreement in respect of such coordination between the Partnership and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

     In June 1997, ResNet Communications, LLC ("ResNet LLC") agreed to purchase from the Company, at a price that approximates the Company's cost, up to $40,000,000 in satellite reception equipment over a five-year period (subject to a one-year extension at the option of ResNet LLC if ResNet LLC has not purchased the full $40,000,000 in equipment during the five-year initial term). The Company also agreed to make a subordinated convertible term loan to ResNet LLC, in the principal amount of $34,604,000, the proceeds of which can be used only to purchase such equipment from the Company. In October 1998, ResNet LLC entered into a letter of intent with two other parties to contribute certain of its assets into a newly formed entity. In connection with such contribution and formation, the Company's obligation to provide satellite reception equipment and financing to ResNet LLC will be terminated.

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

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 ("Y2K") and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems or the systems used by companies with whom the Company conducts business will properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

                       PRIMESTAR, INC, AND SUBSIDIARIES

-------------------------------------------------

     The Company has approached the Year 2000 project in phases. In Phase I of the project, which was completed in October 1998, the Company (i) established a Year 2000 Enterprise Project Office to oversee the Company's Y2K project, (ii) reviewed major exposure areas, (iii) identified information technology ("IT") and non-IT systems used throughout the company, and (iv) estimated the minimum costs associated with the Y2K project. In Phase II, which is to be completed by the end of 1998, the Company will (i) complete a detailed inventory, (ii) finalize costs estimates, (iii) complete detailed project work plans and initiate contingency planning. Phase III, which will take place throughout 1999, will include (i) remediation, upgrade and/or replacement of IT and non-IT systems, (ii) testing and (iii) contingency planning.

     The Company has identified three areas of its business (all of which are provided by third-party vendors) as critical to the Company's ability to continue providing service to its customers -- operation and availability of IRDs and related software; ability to deliver programming to customers; and ability to authorize, service and bill customers. Any event of failure of any one of these three aspects of the Company's business could have a material adverse effect on the Company's results of operations. Based upon discussions with each vendor providing these services and a review of such vendor's ongoing Y2K compliance initiative, the Company believes that each business partner will be Y2K compliant by the end of March 1999. The Company intends to monitor the Y2K efforts of such business partners, and will devise contingency plans as part of Phase III. For those vendors not considered critical, the Company is developing a vendor compliance database to be used for the periodic update and continual evaluation of vendor compliance.

     The Company has analyzed and continues to analyze its internal IT and non-IT systems. The Company believes that most of such systems are currently capable of functioning without substantial Y2K compliance problems, and that those which are not currently Y2K compliant, will be Y2K capable in a time frame that will avoid any material adverse effect on the Company.

     Through October 1998, the Company has spent approximately $125,000 for Y2K issues. While the Company has not completed its final budget for Y2K costs, management currently estimates the cost of resources to remediate Y2K issues will be not less than $2,100,000 and could be significantly higher. The Company expects that the final budget will be completed by December 1998. None of the Y2K costs have been included in the Company's 1998 departmental budgets. No IT projects have been deferred due to Y2K efforts.

     As noted above, the Company intends to initiate contingency planning in the fourth quarter of 1998 and complete such planning in the first quarter of 1999.

     The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's products and third party products and systems is ongoing. Although not expected, failures of critical suppliers and/or systems could have a material adverse effect on the Company's financial condition or results of operations. As widely publicized, Y2K compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Y2K will not have adverse effects on the Company, some of which could be material.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------
         (a)   Exhibit

               27 - Financial Data Schedule

         (b)   Reports on Form 8-K filed during quarter ended September 30, 1998

               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIMESTAR, INC.


Date:  November 12, 1998      By: /s/  Kenneth G. Carroll
                                  -----------------------
                                  Kenneth G. Carroll
                                  Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date:  November 12, 1998      By: /s/  Marcus O. Evans
                                  -----------------------
                                  Marcus O. Evans
                                  Senior Vice President, General Counsel
                                    and Secretary



Date:  November 12, 1998      By: /s/  Scott D. Macdonald
                                  -----------------------
                                  Scott D. Macdonald
                                  Vice President and Controller
                                    (Chief Accounting Officer)