Form 10-K405
period 1998-12-31
PRIMESTAR INC
filed 1999-04-15
CIK 1054666

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____


Commission File Number  000-23883

                                   PRIMESTAR, INC.
                                   ---------------
             (Exact name of Registrant as specified in its charter)


             State of Delaware                                                           84-1441684
-----------------------------------------------                                          ----------
        (State or other jurisdiction                                                   (I.R.S. Employer
         of incorporation or organization)                                         Identification Number)


        8085 South Chester, Suite 300
           Englewood, Colorado                                                              80112
-----------------------------------------------                                           ----------
   (Address of principal executive offices)                                               (Zip Code)

 Registrant's telephone number, including area code:  (303) 712-4600

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:
        Class A Common Stock, par value $.01 per share
        Class B Common Stock, par value $.01 per share
        10 7/8% Senior Subordinated Notes Due 2007
        12 1/4% Senior Subordinated Discount Notes Due 2007

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  [X]  Yes     [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.    X
                               -----

     None of PRIMESTAR, Inc.'s shares of common stock were publicly traded as of January 29, 1999. The number of shares outstanding of PRIMESTAR, Inc.'s common stock as of January 29, 1999 was:

     Class A Common Stock - 179,143,934 shares;
     Class B Common Stock - 8,465,324 shares; and
     Class C Common Stock - 13,332,365 shares.

                                PRIMESTAR, INC.
                        1998 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                            Page
                                                            ----
                                     PART I


Item 1.    Business...........................................  I-1

Item 2.    Properties.........................................  I-24

Item 3.    Legal Proceedings..................................  I-24

Item 4.    Submission of Matters to a Vote of Security Holders  I-24

                                    PART II
Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.......................  II-1

Item 6.     Selected Financial Data...........................  II-1

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............  II-2

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.......................................  II-15

Item 8.     Financial Statements and Supplementary Data.......  II-15

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure............  II-15

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant  III-1

Item 11.    Executive Compensation............................  III-5

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management....................................  III-14

Item 13.    Certain Relationships and Related Transactions....  III-16

                                    PART IV

Item 14.  Exhibits, Financial Statements and Financial Statement
          Schedules, and Reports on Form 8-K..................  IV-1



Item 1.  Business.
------   --------

     (a) General Development of Business
         -------------------------------

     PRIMESTAR, Inc. ("PRIMESTAR" or the "Company") is a leading distributor of digital satellite-based television services in the United States. The PRIMESTAR(R) service is broadcast from GE-2 ("GE-2"), a medium power satellite stationed at the 85 degrees West Longitude ("W.L.") orbital position.

     PRIMESTAR was incorporated in August 1997 as a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. ("TSAT"). Effective April 1, 1998 (the "Closing Date') and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among the Company, TSAT, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American Communications, Inc. ("GE Americom") and (ii) an Asset Transfer Agreement dated as of February 6, 1998 (the "TSAT Asset Transfer Agreement"), between the Company and TSAT, a business combination (the "Restructuring") was consummated.

     In connection with the Restructuring, the businesses of TSAT and PRIMESTAR Partners L.P. (the "Partnership") and the PRIMESTAR(R) distribution businesses of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne (collectively, the "Non-TSAT Parties") were consolidated into PRIMESTAR. The Restructuring Agreement provided for, among other things, the contribution to PRIMESTAR (by asset transfer or merger) of the respective interests in the Partnership of TSAT, TWE, Newhouse, Cox, Comcast, MediaOne and GE Americom (the "Partnership Interests") and the respective PRIMESTAR(R) subscribers and certain other related assets and liabilities of TSAT, TWE, Newhouse, Cox, Comcast and MediaOne (the "PRIMESTAR Assets and Liabilities"), in exchange for (i) cash or an assumption of indebtedness by PRIMESTAR, (ii) shares of Class A Common Stock, $.01 par value per share, of PRIMESTAR ("Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of PRIMESTAR ("Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 par value per share, of PRIMESTAR ("Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement. As a result of such transactions, the Partnership became a wholly-owned subsidiary of the Company.

     As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) digital satellite business. The Company currently offers a direct to home ("DTH") satellite service with over 160 channels of digital video and audio programming throughout the continental United States.

     As of December 31, 1998, the approximate ownership of PRIMESTAR's common stock was as follows:

                                                        Ownership
Name of Beneficial Owner                                Percentage
------------------------                                ----------

     TSAT                                                    37.23%
     TWE and Newhouse (collectively)                         30.02%
     Comcast                                                  9.50%
     MediaOne                                                 9.69%
     Cox                                                      9.43%
     GE Americom                                              4.13%

        TSAT, through its wholly-owned subsidiary, Tempo Satellite, Inc. ("Tempo"), holds a construction permit (the "FCC Permit") issued by the Federal Communications Commission ("FCC"), authorizing construction of a high power direct broadcast satellite ("DBS") system consisting of two or more satellites delivering DBS service in 11 frequencies at the 119 degrees W.L. orbital position. Tempo is a party to a satellite construction agreement (the "Satellite Construction Agreement") with Space Systems/Loral, Inc. ("Loral") pursuant to which Tempo arranged for the construction of two high power direct broadcast satellites (the "Tempo Satellites"). Construction of the Tempo Satellites has been substantially completed. On March 8, 1997, one of the Tempo Satellites ("Tempo DBS-1") was launched into geosynchronous orbit, to be stationed in Tempo's high power orbital position 119 degrees W.L. The 119 degrees W.L. orbital position is one of three such orbital positions available for DBS service to the U.S. which are "full CONUS", meaning that they have a view of the entire continental U.S. The other Tempo Satellite ("Tempo DBS-2") presently serves as a ground spare for Tempo DBS-1. Tempo DBS-1 is currently not delivering programming to subscribers and is the subject of a contractual dispute with Loral regarding potential warranty claims by Tempo. Through various agreements with Tempo, the Company currently has rights to the capacity of the DBS system being constructed by Tempo at the 119 degrees W.L. orbital location (the "Tempo Rights").

        On January 22, 1999, the Company announced that it had reached an agreement (the "Hughes Medium Power Agreement") with Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, to sell its DBS medium-power business and assets to Hughes for $1.1 billion in cash and
4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $225 million, based upon the closing price of GMH Stock on the date of the purchase agreement (the "Hughes Medium Power Transaction"). The foregoing purchase price is subject to adjustments for working capital at the date of closing. In addition, the Company is responsible for the payment of certain obligations not assumed by Hughes, satisfaction of its funded indebtedness and the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of its high power business strategy and sale of its medium power assets. The consummation of the Hughes Medium Power Transaction is subject to various consents from PRIMESTAR's lenders; restructuring of certain of the Company's indebtedness, as described below; and other customary conditions.

        On February 1, 1999 and in connection with the Hughes Medium Power Transaction, the Company commenced tender offers (the "Tender Offers") to purchase 100% of the outstanding principal amount of the Company's 10 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") at a price of $670 per $1,000 principal amount and 100% of the outstanding principal amount of the Company's 12 1/4% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes," and together with the Senior Subordinated Notes, the "Notes") at a price of 67% of the accreted value of the Senior Subordinated Discount Notes as of February 15, 1999. In addition, PRIMESTAR made commenced a separate offer to lenders under the Company's Senior Subordinated Credit Agreement, dated as of April 1, 1998 (the "Interim Loan Agreement"), to purchase 100% of the outstanding principal amount due thereunder at a price of $670 per $1,000 principal amount (the "Offer to Purchase"). Each of the Tender Offers and the Offer to Purchase was subject to a minimum tender condition of 90% of the outstanding principal amount of such issue. In conjunction with the Tender Offers, PRIMESTAR solicited consents to certain proposed amendments to the indentures governing the Notes and the Interim Loan that would eliminate substantially all of the restrictive covenants thereunder and would amend certain other provisions. Consummation of both the Tender Offers and the Offer to Purchase was conditioned upon the closing of the Hughes Medium Power Transaction and other conditions.

        Following several extensions, the Tender Offer and the Offer to Purchase expired on March 25, 1999. The minimum tender conditions were not satisfied under the Tender Offer and Offer to Purchase, and no securities or loans were purchased thereunder.

        Since the announcement of the Hughes Medium Power Agreement and of the proposed restructuring of the Company's senior subordinated indebtedness relating thereto (the "Proposed Debt Restructuring"), the Company has been engaged in negotiations with the representatives of an informal committee (the "Bondholders' Committee") of holders of Notes and with representatives of an informal committee (the "Bridge Lenders' Committee" and, together with the Bondholders' Committee, the "Committees") of holders of loans under the Interim Loan Agreement, with respect to the possible terms and conditions of the Proposed Debt Restructuring. In that connection, the Company has entered into confidentiality agreements with certain representatives of the Committees and has agreed to pay certain expenses of the Committees, including certain fees and expenses of their legal counsel and financial advisor. Based on the progress of such negotiations to date, the Company believes that the Proposed Debt Restructuring will be consummated on terms satisfactory to the Company and such Committees, by means of privately negotiated transactions. However, the Company has not entered into any agreements to date with respect to the terms and conditions of any such restructuring, and there can be no assurance that the Proposed Debt Restructuring will be consummated. In the event the Company is unable to negotiate certain minimum tender conditions in connection with the Proposed Debt Restructuring, the Company does not intend to consummate the Hughes Medium Power Transaction.

        If the Hughes Medium Power Transaction is not consummated for any reason, PRIMESTAR currently intends to continue operating its medium power business, which may require the restructuring or refinancing of certain of its liabilities. There can be no assurance that such restructuring or refinancing, if necessary, would be accomplished on terms acceptable to the Company.

        In a separate transaction, the Company announced that TSAT and the Company had reached an agreement (the "Hughes High Power Agreement") with Hughes to sell the Tempo Satellites, Tempo's 119 degrees W.L. orbital location license and the Tempo Rights to Hughes, for aggregate consideration valued at $500 million (the "Hughes High Power Transaction"). Due to the fact that regulatory approval is required to transfer Tempo DBS-1 and Tempo's FCC authorization for 119 degrees W.L. to Hughes, the Hughes High Power Transaction will be completed in two steps. Effective March 10, 1999, the first closing of the Hughes High Power Transaction (the "First Closing") was consummated whereby Hughes acquired Tempo DBS-2 and PRIMESTAR's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to PRIMESTAR for the Tempo DBS-2 Option (including any amounts allocable to the Partnership in consideration of the termination and relinquishment of the Tempo Rights), (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to the Partnership from TSAT in exchange for Tempo DBS-2. Simultaneously with the First Closing, Hughes repaid the liability to the Partership that Hughes assumed.

        With regard to the sale of the remaining assets contemplated by the Hughes High Power Agreement (the "Second Closing"), Tempo has been notified that Tempo DBS-I experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-I is not yet complete. Notwithstanding the foregoing, the Second Closing, which is subject to the receipt of appropriate regulatory approvals and other customary closings conditions, is expected to be consummated in the second quarter of 1999.

        Effective February 6, 1998, PRIMESTAR and TSAT entered into an Agreement and Plan of Merger (the "TSAT Merger Agreement") providing for the merger of TSAT with and into PRIMESTAR, with PRIMESTAR as the surviving corporation (the "TSAT Merger"). In connection with the First Closing, the Company and TSAT terminated the TSAT Merger Agreement.

        In connection with the Restructuring, TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following the consummation of the Restructuring. Accordingly, references herein to the Company refer to TSAT and its subsidiaries for the periods prior to the Restructuring and to PRIMESTAR and its subsidiaries for the periods subsequent to the Restructuring.

        TSAT was incorporated in Delaware in November 1996. Prior to the Distribution (as defined below), the Company was wholly owned by Tele-Communications, Inc. ("TCI"), which, through various subsidiaries, was engaged in the business of distributing PRIMESTAR(R) from December 1990 until the consummation of the Distribution. TSAT's predecessor was incorporated in February 1995 to consolidate TCI's PRIMESTAR(R) distribution business into one subsidiary, and was merged into TSAT in connection with the Distribution.

        TSAT was formed to own and operate certain businesses of TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, constituting TCI's collective interests in the digital satellite business. On December 4, 1996 (the "Distribution Date") TCI distributed, (the "Distribution"), as a dividend, all of the issued and outstanding TSAT common stock to the holders of record of shares of Tele-Communications, Inc., Series A TCI Group Common Stock, $1.00 par value per share (the "Series A TCI Group Stock"), and Tele-Communications, Inc., Series B TCI Group Common Stock, $1.00 par value per share (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"), on the basis of one share of TSAT Series A common stock for each ten shares of Series A TCI Group Stock, and one share of TSAT Series B common stock for each ten shares of Series B TCI Group Stock.

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of the multichannel video programming distribution industry and the satellite services industry and the growth of satellite delivered television programming; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding the Proposed Debt Restructuring; the Hughes High Power and Medium Power Transactions; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulation, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; possible interference by satellites in adjacent orbital positions with the satellite currently being used for the Company's existing medium power satellite television business; reliance on software programs used by the Company or its suppliers containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        (b) Financial Information about Industry Segments
            ---------------------------------------------

            Not applicable.

        (c) Narrative Description of Business
            ---------------------------------

Industry Overview

General
-------

     Digital satellite television services use communications satellites, broadcasting at Ku-band or higher frequencies, to transmit multichannel video programming directly to consumers, who receive such signals on home satellite dishes ("HSDs"). Such satellites operate in geosynchronous orbit above the equator, from orbital positions or ''slots'' allocated by international agreement to the U.S. and other national governments and assigned by such governments in accordance with local law. Orbital slots are designated by their location east or west of the zero meridian, measured in degrees of longitude, and comprise both a physical location and an assignment of broadcast spectrum in the applicable frequency band. The assigned spectrum is divided into 32 frequency channels. Such frequency channels are sometimes referred to as ''transponders'' because each transponder on a satellite generally transmits on one of such channels. At standard levels of digital compression technology currently deployed, each frequency channel can be converted on average into eight or more analog channels of video programming (depending on the video density of the programming), thereby enabling the digital satellite service operator to offer a broader variety of programming choices than analog satellite systems. Advanced compression technologies currently being tested are expected to result in substantially greater compression ratios. Digital technology enables subscribers to receive laser disc-quality picture and compact disc-quality sound from the satellite.

     The operator of a digital satellite television service typically enters into agreements with programmers, who deliver their programming content to the digital satellite service operator via commercial satellite, fiber optics or microwave transmissions. The digital satellite service operator generally monitors such signals for quality, and may add promotional messages, public service programming or other system-specific content. The signals are then digitized, compressed, encrypted and combined with other programming sharing a given transponder. Each transponder's signal is then uplinked, or transmitted, to the transponder owned or leased by the service operator on the service's satellite, which receives and retransmits the signal to HSDs configured and authorized to receive it.

     In order to receive programming, a subscriber requires (i) a properly installed HSD, which includes a dish-shaped antenna, low noise block converter (''LNB'') and related equipment, (ii) an integrated receiver/decoder (''IRD,'' sometimes referred to herein as the ''satellite receiver'' or ''set-top box''), which receives the data stream from each broadcasting transponder, separates it into separate digital programming signals, decrypts and decompresses those signals that the subscriber is authorized to receive and converts such digital signals into analog radio frequency signals, and (iii) a television set, to view and listen to the programming contained in such analog signals. A subscriber's IRD is generally connected to the digital satellite service operator's authorization center by telephone, to report the purchase of pay-per-view channels.

  The FCC authorizes two types of satellite services for transmission of television programming: Broadcast Satellite Service (''BSS''), which operates at high power in the Ku-band, and Fixed Satellite Service (''FSS''), which includes medium power services transmitting in the Ku-band, as well as low power analog services transmitting in the C-band. Both high power BSS satellites and medium power FSS satellites are used for digital satellite television services. High power signals can generally be received by HSDs of approximately 14 to 18 inches in diameter (depending on the geographical location of the HSD and wattage per channel), while medium power signals require HSDs of 27 to 39 inches in diameter (depending on the geographical location of the HSD and wattage per channel).
Low power signals, such as those used by C-band DTH satellite services, require still larger HSDs.

  Generally, both high power and medium power digital satellite services provide the same high video and audio quality. However, in certain situations medium power services may be more susceptible to interference from adjacent satellites than high power services. High power services have the benefit of certain regulatory safeguards instituted by the FCC to protect BSS broadcast signals from interference from other sources. Under the FCC's current policy, BSS orbital locations are spaced at greater intervals than FSS orbital locations. There are 9 degrees of longitude between adjacent BSS orbital slots, as compared to 2 degrees between adjacent FSS locations. The smaller interval between FSS orbital locations, together with their lower power, requires the use of a relatively large HSD to prevent interference. Newly assigned FSS license holders are required to coordinate their satellite designs with the satellites previously existing at adjacent orbital locations. However, such coordination efforts between FSS license holders may not be sufficient to resolve any interference that may occur, and an FSS license holder may not have adequate recourse if the FCC assigns an adjacent location to another user that results in signal interference.

  In 1982, the FCC allocated a spectrum within the Ku-band for BSS services. Eight BSS orbital slots, each with 32 frequencies, have been reserved by the FCC for use by domestic DBS providers. Three of those orbital slots (101 degrees W.L., 110 degrees W.L. and 119 degrees W.L.) provide full CONUS visibility. DirecTv, Inc., a Subsidiary of Hughes ("DirecTv"), and United States Satellite Broadcasting Corporation ("USSB") are the only entities licensed for the 101 degrees W.L. orbital slot, with a total of 32 transponders. MCI Telecommunications Corporation/WorldCom ("MCI/WorldCom"), in partnership with The News Corporation Limited ("News Corp."), acquired FCC authorizations to build and operate a DBS service at the 110 degrees W.L. orbital location, using 28 transponders. EchoStar Communications Corporation ("EchoStar") holds FCC authorizations with respect to one of the remaining four transponders at 110 degrees W.L. and USSB holds FCC authorizations with respect to the other three transponders at 110 degrees W.L. EchoStar's DBS service uses 21 transponders at the 119 degrees W.L. orbital location and Tempo's FCC Permit authorizes it to build a DBS service using the remaining 11 transponders at 119 degrees W.L.

Digital Satellite Services Business
-----------------------------------

  Digital satellite television has been one of the fastest selling consumer electronics products in the U.S. history. As of December 31, 1998, the installed base for digital satellite services consisted of approximately 8.7 million active subscribers nationwide, as compared to approximately 6.2 million,
4.4 million and 2.2 million subscribers at December 31, 1997, 1996 and 1995, respectively.

  The following table shows the approximate percentage of digital satellite television subscribers served by PRIMESTAR, DirecTV (combined with USSB) and
EchoStar:

                                                                   As of December 31,
                                                         -----------------------------------
                                                         1998                           1997
                                                         ----                           ----
     PRIMESTAR /1/                                         26%                           32%
     DirecTV                                               52%                           51%
     EchoStar                                              22%                           17%


---------------------------------------
/1/ 1997 percentage reflects subscribers served by all distributors of PRIMESTAR(R).

        The Company believes that the following factors will contribute to the growth of the digital satellite services business.

  Demand for More Choice in Television Programming, Reliable Service and Better Quality Picture and Sound. Prior to the growth of cable television services, television viewers were offered a relatively limited number of channels. As the number of channels increased, consumer demand for more programming choices also increased. As a result, the multichannel video industry has experienced significant growth, both in terms of the number of content producers creating programming and the number of channels available to viewers. The Company expects that this trend will continue and consumers will desire even more programming choices than are available through cable television. The Company believes consumers are also demanding more reliable service and improved picture quality compared to what has historically been offered by over-the-air VHF and UHF broadcasters and by cable. The two most recent consumer surveys of cable and satellite customers by J.D. Power and Associates found that digital satellite television providers outranked cable providers in customer satisfaction. In the surveys, PRIMESTAR(R) ranked number one in customer satisfaction, ahead of both EchoStar and DirecTv.

  Large Potential Customer Base. The Company believes that there is significant unsatisfied demand for high quality, reasonably priced television programming. According to industry sources, there are approximately 98 million television households in the U.S., all of which are potential subscribers to satellite programming services. Of the estimated 98 million television households in the U.S., approximately 33 million do not currently subscribe to cable television services, and the Company believes that many of the 65 million existing cable television subscribers have a desire for greater variety of programming, improved video and audio quality, better customer service and fewer transmission interruptions. Moreover, the Company believes that cable subscribers, who typically spend approximately $42 per month on multichannel programming, and, more generally, cable subscribers who purchase premium or pay-per-view services, represent a particularly lucrative potential customer base for providers of satellite programming services.

  Households Unserved or Underserved by Cable. The Company believes that households not passed by cable and households served by cable systems with fewer than 40 channels provide an opportunity for customer growth. Cable systems with sufficient channel capacity (generally 54 or more channels) and good quality cable plant will not require costly upgrades to add bandwidth or incur significant maintenance costs in order to offer digital programming services. The Company believes, however, that based on current compression technology, the number of channels that a cable system would have to remove from its existing service offerings in order to use them for digital services may, in the case of cable systems with limited channel capacity, degrade the value of their analog programming offering and alienate subscribers. Accordingly, pending the availability of advances in digital compression technology now under development, such smaller cable systems will be required to incur substantial costs to upgrade their plant to expand channel capacity before they can introduce digital services. Due to the substantial capital investment required for wide scale deployment of fiber-based digital services, several cable companies have delayed originally-announced deployment schedules.

  Commercial Subscribers. The Company believes that digital satellite services are well suited for hotels, motels, bars, multiple dwelling units ("MDUs"), businesses, schools and other organizations with commercial applications, as well as for non-residential buildings which are not easily accessible by cable. The Company expects that some commercial organizations will in the future create increased demand for educational, foreign language, and other niche video and audio programming, as well as data services, in addition to the Company's wide variety of entertainment, sports, news and other general programming.

The PRIMESTAR(R) Service
-------------------------

  The Company is a leading provider of digital satellite services in the U.S. The Company owns and operates the PRIMESTAR(R) digital satellite business, which is the second largest digital satellite business and the eighth largest multichannel video programming distribution business in the U.S., measured by the number of subscribers as of December 31, 1998.

  The Company currently offers a medium power satellite service with over 160 channels of digital video and audio programming throughout the continental United States. The medium power service is transmitted via GE-2, which is owned by GE Americom and located at the 85 degrees W.L. orbital position. The PRIMESTAR(R) medium power service served approximately 2.3 million subscribers as of December 31, 1998.

  PRIMESTAR(R) includes a variety of advertiser-supported networks (sometimes referred to as ''basic cable'' channels), a broad selection of movie services, national and regional sports packages and other premium services, and multiplexed pay-per-view programming. PRIMESTAR secures its rights to broadcast such programming via satellite by entering into non-exclusive affiliation agreements with programming vendors. In addition to video services, PRIMESTAR(R) includes digital audio services and regional weather services covering ten regions of the country.

  Digital satellite television service requires that subscribers install HSDs for a clear line of sight to the transmitting satellite. GE-2 provides coverage to the entire continental U.S. with favorable ''look'' angles, meaning that the satellite is viewable from the entire continental U.S. at angle elevations high enough to facilitate installation of HSDs in most areas. Additionally, GE-2's orbital location over the East coast of the U.S. is considered favorable because the signal travels a shorter path through the relatively moist air of the Eastern seaboard, minimizing potential interference from bad weather. The overall PRIMESTAR(R) system is designed for high availability, and operates consistently without any significant interference approximately 99.8% of the time.

  As currently in effect, an Amended and Restated Memorandum between GE Americom and the Company (the "GE-2 Agreement") for the leasing of GE-2 provides for an initial lease term extending through February 2003, with an option to extend the term through the end-of-life of GE-2 (the "End-of-Life Option"). The End-of-Life Option has expired without exercise. However, the Company remains in discussions with GE Americom regarding alternatives for extension of the GE-2 Agreement, and the Company will continue to assess other alternatives if the Hughes Medium Power Transaction is not consummated. No assurance can be given that the parties will agree to an extension or that any other alternatives will be confirmed.

  Pursuant to the GE-2 Agreement, GE Americom provides the Company with service on 24 transponders on GE-2. The Company is currently entitled to non-preemptible service on 18 of the transponders on GE-2 and preemptible service on six transponders. Preemptible transponders are transponders that may be reassigned to restore service to protected customers if such protected customers experience transponder or satellite failure. The Company does not believe that, during the early stages of GE-2's operational life, the use of preemptible transponders is likely to interfere in any material respect with the operation of the PRIMESTAR(R) service. The Company currently receives "orbital location protected service" on all 24 of its transponders, meaning that if there is a failure of GE-2, the Company will be entitled to restore the lost service on another GE Americom medium power satellite, GE-3, which was successfully launched on September 4, 1997 into the same 85 degrees W.L. orbital position used by GE-2. Even in those circumstances, the six preemptible transponders, although protected, would remain preemptible. Upon the successful launch of another GE Americom medium power satellite, GE-4 ("GE-4"), the Company's six preemptible transponders will become non-preemptible.

  If PRIMESTAR extends the GE-2 Agreement and intends to use more than six of its transponders for uses other than providing the PRIMESTAR(R) service, GE Americom may reduce service from orbital location protected service to nonpreemptible or preemptible service, as the case may be.

  PRIMESTAR currently uses proprietary authorization, encryption and digital compression technology developed by an affiliate of General Instruments Corporation ("GI"). The Company believes that the compression technology it uses produces picture and sound quality comparable to that of other digital satellite television providers. Uplinking, encoding and compression services are provided by National Digital Television Center, Inc., a subsidiary of TCI (''NDTC''), under a Master Digital Transmission Agreement between NDTC and the Company. Although the satellite receiver used by PRIMESTAR(R) customers is not currently compatible with certain other compression systems, it can be upgraded to be compatible through equipment provided by GI, the cost of which equipment is projected to range from $150 to $200 at commercial volumes.

  Programming. At December 31, 1998, the Company offered consumers programming packages as described in the table below, which provide 76 to over 100 channels of audio and video programming depending upon the package. Each of the packages includes a monthly programming guide. Most of the Company's customers rent their equipment and pay an additional $3 - $10 monthly charge for equipment rental, which includes free maintenance and customer service.

Programming Package                                                    Monthly price (1)
-------------------                                                    -----------------

PRIME Value                                                                   $22.99
PRIME Variety                                                                 $27.99
PRIME Entertainment                                                           $34.99
PRIME Entertainment Plus                                                      $42.99
PRIME Hits                                                                    $49.99
PRIME Hits Plus                                                               $55.99

----------------------------------------
  (1)  Monthly price excludes lease fee.

  As of December 31, 1998, PRIMESTAR(R) also offered 15 channels of pay-per-view movies and events; a regional sports tier and other sports packages that provide expanded coverage of regular-season, out-of-market sports events; and niche services such as PBS and east and west coast feeds of ABC, NBC, CBS and FOX (to those subscribers unable to receive such networks through local affiliates). Such offerings were made on an a la carte basis.

  The Company contracts with and bills its residential and commercial subscribers directly for the PRIMESTAR(R) service. Most residential subscribers may terminate their service at any time upon notice to the Company. Commercial subscribers' service contracts automatically renew for successive terms unless the commercial subscribers provide 90 days' prior written notice to the Company of their intent to terminate their service at the end of the current term. In addition, a commercial customer may terminate the contract prior to the expiration of the contractual term by paying a cancellation fee. Satellite reception equipment reclaimed from terminating subscribers is tested, refurbished as necessary and placed back into service.

  Distribution. The Company distributes PRIMESTAR(R) services through multiple distribution channels, including sales agents, full-service providers, telemarketing agents and consumer retail outlets, such as RadioShack(R). The Company has engaged sales agents, (the ''Sales Agents''), each of which has extensive experience distributing C-band DTH satellite equipment. Sales Agents generally do not sell directly to customers, but recruit, train and maintain a network of sub-agents comprised generally of full-service independent satellite retailers. The sub-agents sell PRIMESTAR(R) services on behalf of the Company and install, service and maintain customer premises equipment for the Company's subscribers. Authorization of new customers is provided by the Company's call centers. Sales Agents are responsible for maintaining their sub-agents' inventories of HSDs and other customer premises equipment, which are provided by the Company on consignment.

  The Company has also contracted with independent contractors who have experience in distributing and servicing DTH satellite equipment ("full-service providers" or "FSPs") to engage them to sell, install and service their own accounts. The FSPs solicit potential subscribers by making door-to-door sales calls, setting up booths at special events and otherwise marketing the PRIMESTAR(R) service to customers in target markets in its authorized distribution areas. FSPs also install and service customers obtained through retail outlets and call centers.

  The Company pays the Sales Agents and FSPs commissions on equipment leased or sold, as well as an installation reimbursement to cover the cost of each new installation. The Sales Agents and FSPs also receive a residual sales commission for a contractually determined period of time (generally five years). Sales Agents are responsible for compensating their sub-agents.

  The Company also distributes its services through certain national consumer electronics retailers, including Radio Shack. Pursuant to the Company's national agreement with Radio Shack, Radio Shack is compensated based on the number of installations generated. The Company's distribution network is further supported by local market retailers, such as hardware stores and convenience stores, which promote the Company's services and further assist the Company in its distribution efforts.

  The Company operates a call center, located in Englewood, Colorado to take subscription orders and provide both sales support and customer service. In addition, the Company obtains call center support services from TCI's Boise, Idaho call center (the "Boise Call Center"), as well as call centers operated on behalf of the Company by unaffiliated third parties. The call centers offer customers around-the-clock telephone support for sales, installation, authorization and billing, as well as for repair and customer service.

  Equipment and Installation. Unlike other digital satellite television services, PRIMESTAR(R) does not require consumers to purchase or finance the equipment needed to receive its programming. The Company provides the HSD, satellite receiver and remote control to subscribers for a monthly rental fee ($3 - $10 per month at December 31, 1998), which includes ongoing maintenance and service at no additional charge. The monthly equipment rental fee is included in a service package that includes various levels of basic and premium programming. Satellite receivers are manufactured by GI, and packaged by GI with remote controls, and HSDs are manufactured by multiple vendors.

  In addition to monthly fees for programming and the purchase or lease of equipment, the Company generally charges new subscribers an installation fee ranging from $49 to $99. Certain other direct satellite service providers offer consumers the option of self-installation of the HSD and other equipment for their digital satellite systems, with an installation kit that retails for approximately $70.

Competition
-----------

  The business of providing video programming to consumers is highly competitive. The Company faces competition from numerous other companies offering video, audio and data products and services. The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including other digital satellite program providers, cable operators, wireless cable operators, television networks and local broadcasters and home video products companies, as well as companies developing new technologies and other purveyors of news, information and entertainment. Many of the Company's competitors have greater financial, marketing and programming resources than the Company. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

  Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. As a result, the Company cannot predict the effect that ongoing or future developments might have on the video programming distribution industry generally or the Company specifically.

  Other Digital Satellite Service Providers. In addition to the Company, several other companies offer digital satellite services and are positioned to compete with the Company for home satellite subscribers.

  DirecTv successfully launched its first satellite in December 1993, its second satellite in August 1994 and a third satellite in June 1995 as an in-orbit spare. The third satellite may also be operated by DirecTv to provide additional capacity. DirecTv's satellites, which are high power satellites, are located at 101 degrees W.L. DirecTv operates 27 transponders on each of its existing satellites, enabling it to offer over 175 channels of digital programming. DirecTv currently has exclusive distribution rights for out-of-market National Football League telecasts. As of December 31, 1998, according to trade publications, DirecTv served approximately 4.5 million subscribers.

  DirecTv has filed an application with the FCC to expand its existing satellite system and, in connection therewith, requested orbital slots located at 96.5 degrees W. L. and 105.5 degrees W.L. To implement this expansion, DirecTv must secure additional frequencies that are not currently allocated domestically for DBS use, and DirecTv has also requested an FCC rulemaking to secure such allocations. In addition, DirecTv recently entered into an agreement with PanAmSat Corp., pursuant to which DirecTv acquired additional Ku-band transponder capacity on PanAmSat's full CONUS Galaxy III-R satellite located at 95 degrees W. L. Initially, Galaxy III-R will be used to deliver six channels of foreign-language programming. Under the agreement, DirecTv will initially lease four Ku-band transponders and will have the ability to expand transponder capacity to ultimately offer up to 120 channels dedicated for special interest programming (such as programming services directed to foreign-language communities), niche programs, future business-to-business applications and high definition television transmissions. If DirecTV successfully implements this business plan, it is expected that DirecTV subscribers could utilize one 30 to 36 inch satellite dish to receive both the DBS programming offered from its 101 degrees W.L. orbital location and the FSS programming which may be offered from 95 degrees W.L.

  Hughes, DirecTv's parent corporation, also has received an FCC authorization to construct, launch and operate a Ka-band system, including an authorization for a Ka-band satellite at 101 degrees W.L., which may permit DirecTV to expand its satellite services.

  USSB owns and operates five transponders on one of DirecTv's satellites and offers a programming service separate from DirecTv's service, with over 25 channels of premium video programming not available from DirecTv. USSB's selection of programming services (and its use of transponders on the same satellite used by DirecTv, which enables subscribers to receive both DirecTv and USSB signals with a single HSD) allows it to be marketed as complementary to DirecTv, partially offsetting the competitive handicap caused by its relatively limited channel capacity. As of December 31, 1998, approximately 51% of DirecTv's 4.5 million subscribers also received USSB programming. In addition, USSB has a construction permit from the FCC that would allow it to build and launch a high power DBS system at 110 degrees W.L. (with three transponders). The 110 degrees W.L. orbital location would enable USSB to provide a second high power DBS service to the continental U.S., although with limited channel capacity.

  On December 14, 1998, Hughes announced that it had signed a definitive merger agreement with USSB to acquire the business and assets of USSB. Hughes intends to combine DirecTv's business with USSB's assets and business at 101 degrees W.L. The proposed transaction also includes USSB's three frequencies at 110 degrees W.L., which, pending FCC approval, DirecTv intends to use to launch Spanish-language programming services in 1999. The proposed merger is subject to USSB shareholder approval and the receipt of appropriate regulatory and antitrust approvals and is expected to close in mid-1999.

  Bell Atlantic Corp. ("Bell Atlantic") and SBC Communications Inc. ("SBC") have each entered into a multi-year marketing and distribution agreement with DirecTv and USSB to sell DirecTv's and USSB's satellite-television services to their telephone customers. GTE Corporation ("GTE") has entered into a similar agreement with DirecTv, and is in negotiations with USSB to similarly market and distribute USSB's programming service. The agreements enable Bell Atlantic, SBC and GTE to offer the satellite equipment for sale, for lease or with a lease-to-own option. These agreements provide a significant base of potential customers for the DirecTv and USSB DBS services and allow Bell Atlantic, SBC, GTE, DirecTv and USSB to offer customers a package of digital entertainment and communications services. As a result, the Company is at a competitive disadvantage marketing to these customers.

  As of December 31, 1998, EchoStar and its subsidiaries had acquired 11 transponders at 61.5 degrees W.L., one transponder at 110 degrees W.L, 21 transponders at 119 degrees W.L., 24 transponders at 148 degrees W.L. and 22 transponders at 175 degrees W.L.; and had launched one satellite into the 148 degrees W.L. slot, two satellites into the 119 degrees W.L. slot and one satellite into the 61.5 degrees slot. As of December 31, 1998, EchoStar distributed approximately 150 channels of video and audio programming to the entire continental United States from its satellite at 119 degrees W.L., and served approximately 1.9 million subscribers. In addition, EchoStar has an agreement with Dominion Video Satellite, Inc. ("Dominion") to use 3 of the 8 transponder frequencies assigned by the FCC to Dominion at 61.5 degrees W.L. The satellite in the 61.5 degrees W.L. slot is equipped with 32 transponders operating at 120 watts per channel, and includes programming complementary to that offered by EchoStar's existing service on EchoStar's first two satellites, such as educational and business programming, and retransmission of broadcast television signals.

  On November 30, 1998, EchoStar and MCI/WorldCom announced an agreement for the transfer to EchoStar of MCI/WorldCom's license to operate a high power DBS business at 110 degrees W.L. consisting of 28 frequencies. The agreement also includes the sale of MCI/WorldCom's two satellites currently under construction. If consummated as currently contemplated, the transaction would enable EchoStar to combine the capacity of its existing orbital slots at 119 degrees W.L. with the capacity of the orbital slots at 110 degrees W.L. and allow EchoStar to provide in excess of 500 channels of programming.

  In addition, the International Bureau of the FCC (the "International Bureau") has granted EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2. Contrary to previous FCC policy which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60-90 watts (subject to coordination requirements), EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

  EchoStar has also been granted conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite at the 121 degrees W.L. orbital position and two Ka-band domestic fixed satellites, including an authorization for a Ka-band satellite at 121 degrees W.L.

  Foreign satellite systems are also potential providers of digital satellite services within the United States. Canada, Mexico and other countries have been allocated various DBS orbital locations which are capable of providing service to part or all of the continental U.S. In general, non-U.S. licensed satellites are not allowed to provide domestic digital satellite services in the U.S. However, in April 1996, the United States entered into a bilateral agreement with Mexico which would allow, subject to certain conditions, the use of satellites licensed in Mexico to provide digital satellite services to U.S. consumers. Pursuant to such agreement, in August 1997, the FCC authorized Televisa International, LLC ("Televisa") to operate one million receive-only earth stations in the U.S., subject to certain conditions, to receive direct-to-home FSS television services from Solidaridad II, a satellite licensed by the Mexican Government. Televisa owns and operates television broadcast networks and stations in Mexico, and exports Spanish language programming to broadcast networks, broadcast stations and cable systems in the U.S. and other countries. Televisa is presently engaged in the development of direct-to-home FSS television and related services in Mexico, Latin America, North America and Europe. Televisa intends to use the Solidaridad II satellite operating in the Ku-band and located at 113 degrees W.L. to provide an FSS service of entertainment, sports, news, educational and informational video programming, primarily in the Spanish language, to customers in the U.S. All of the transmissions to Solidaridad II would originate in Mexico.

  The United States has indicated its willingness to enter into similar agreements with other countries in North, Central and South America. If the U.S. government moves forward with these initiatives, or if other countries authorize digital satellite service providers to use their orbital slots to serve the U.S. and the U.S. approves of such service, additional competition could be created. At this time, the Company is unable to predict the effect of such existing and future foreign satellite services upon its operations.

  In addition, as indicated above, the FCC has allocated certain U.S. licensed DBS frequencies to DirecTv and other parties in addition to the frequencies used to provide their existing DTH satellite services. These frequencies could provide additional capacity for existing digital satellite operators thereby enhancing their competitive position relative to the Company. Alternatively, such presently unused frequencies could enable new competitors to enter the digital satellite services business. Further, other potential competitors may provide television programming at any time by leasing transponders from an existing satellite operator. However, the number of transponders available for lease on any one satellite is generally limited, making it difficult to provide sufficient channels of programming for a viable system.

  To date, the PRIMESTAR(R) medium power service has been competitively disadvantaged vis-a-vis other satellite programming distributors due to its relatively larger dish size. The Company has sought to mitigate this competitive disadvantage through various programs including its equipment rental program. PRIMESTAR(R) is marketed as a service, with programming, equipment rental, maintenance and customer service included in the monthly price. In addition, each of the PRIMESTAR(R) programming packages includes a monthly programming guide at no additional charge. The up-front costs to new subscribers of PRIMESTAR(R), who are charged only an installation fee and the first month's programming and equipment rental fees, have historically been lower than the up-front costs to new subscribers of other direct satellite service providers, who typically must purchase and install an HSD, IRD and related equipment. Moreover, since the Company generally owns, services and installs all home reception equipment, the Company protects its subscribers from the inconvenience of equipment failure, maintenance concerns, self-installation and expired warranties. The Company believes that when the cost of equipment is factored in, its service is priced competitively, compared to the respective prices of other current digital satellite service providers.

  C-band Satellite Program Distributors. The Company also competes with C-band satellite program distributors. C-band systems have been popular (mostly in rural and semi-rural areas) since the late 1970s, and in the aggregate serve approximately 2 million subscribers as of December 31, 1998. However, digital satellite television systems use Ku-band frequencies that can be received by less expensive systems with significantly smaller dishes than those used with C-band frequencies. As a result of the smaller dish size, digital satellite television systems are more widely accepted by consumers than C-band systems, particularly in urban and suburban areas.

  Over the past few years, the C-band industry has been contracting. In an effort to reverse this trend, several C-band companies are currently contemplating uniting their resources to promote the C-band satellite technology in a yet undetermined manner.

  Cable Television. Cable television is currently available for purchase by more than 97% of the approximate 98 million U.S. television households. The cable television industry is an established provider of multichannel programming, with approximately 65 million subscribers or approximately 66% of total U.S. television households. Cable systems typically offer 30 to 80 analog channels of programming at an average monthly subscription price of approximately $42.

  The Company encounters a number of challenges in competing with cable television providers. First, cable television providers benefit from a strong position in the domestic consumer marketplace. Second, satellite television systems generally have not yet found it efficient to provide any local broadcast programming and, third the Satellite Home Viewer Act of 1994 (the "SHVA") prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network or that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. Accordingly, PRIMESTAR(R) subscribers who are subject to the foregoing SHVA restrictions are unable to obtain such programming (which is among the most popular and desirable video programming) from the Company. Such subscribers must, instead, receive such programming either through use of a standard television antenna (traditional rooftop or set-top antenna) or by purchasing that level of cable service which includes such programming. Furthermore, since reception of digital satellite signals requires clear line of sight to the satellite, it may not be possible for some households served by cable to receive PRIMESTAR(R) as a result of large adjacent structures or other obstacles. In addition to households lacking a clear line of sight to the satellite, PRIMESTAR(R) is not available to households in apartment complexes or other MDUs that do not facilitate or allow the installation of satellite television equipment. Lastly, because IRDs are currently significantly more expensive than analog cable converters, existing cable operators are able to offer their subscribers the ability to have fully functional cable on multiple television sets in a household without significant additional cost to the customer.

  While cable companies currently serve a majority of the U.S. television market, the Company believes many may not be able to provide the quality and variety of programming offered by digital satellite service providers until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems and other cable operators have announced intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. In addition, the expanded capacity may be used to provide interactive and other services.

  Many of the largest cable systems in the U.S. have announced plans to offer access to telephony services through their existing cable equipment, and have entered into agreements with major telephony providers to further these efforts. In some cases, certain cable systems have actually commenced trial offerings of such services. If such trials are successful, many consumers may find cable service to be more attractive than digital satellite service for the reception of programming. However, although cable systems with adequate available bandwidth may offer digital service without major rebuilds, the Company believes that, given the limits of current compression technology, other cable systems with more limited bandwidth will require major physical plant upgrades to provide digital service, and that such upgrades will require substantial investments of capital and time to complete industry-wide. As a result, the Company believes that there will be a substantial delay before cable systems can offer programming services equivalent to digital satellite television providers on a national basis and that some cable systems may never be upgraded, subject to advances in compression technology.

  Wireless Cable Systems. The Company also competes with multi-channel multi-point distribution systems, which deliver programming services over microwave channels to subscribers with special antennas, and other so-called ''wireless cable'' systems. Wireless cable systems operating in the U.S., currently serve an estimated 1.0 million subscribers, mostly with limited channel, analog service. Wireless cable systems typically offer 20 to 30 channels of programming with inferior image and sound quality compared to digital satellite services. However, wireless cable systems may provide their customers with local programming, a potential advantage over digital satellite television systems, and developments in compression technology are expected to significantly increase the number of channels and video and audio quality of wireless cable systems. Nevertheless, in order to upgrade their systems to implement digital transmission of high quality video and audio signals, wireless cable operators will be required to install new digital decoders in customers' homes and make certain modifications to transmission facilities, at a potentially significant cost. Wireless cable also generally requires direct line of sight from the receiver to the transmitter tower, which creates the potential for substantial interference from terrain, buildings and foliage.

  Telephone Companies. In addition to Bell Atlantic's, SBC's and GTE's agreements with DirecTv and USSB, certain regional telephone companies and long distance telephone companies could become significant competitors in the future, as they have expressed an interest in becoming subscription television and information providers. Legislation enacted by Congress in 1996 removed barriers to entry which previously inhibited telephone companies from competing, or made it more difficult for telephone companies to compete, in the provision of video programming and information services. Certain telephone companies have received authorization to test market video and other services in certain geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of such multichannel video service vary, as several telephone companies have delayed originally announced deployment schedules. In addition, several large telephone companies have announced plans to acquire or merge with existing cable and wireless cable systems.

  As more telephone companies begin to provide subscription television programming and other information and communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial financial resources, and an existing infrastructure and may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

  VHF/UHF Broadcasters. Most areas of the U.S. are covered by traditional territorial over-the-air VHF/UHF broadcasts, which typically include three to ten channels in most markets. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of available programming channels. However, the FCC has recently allocated additional digital spectrum to licensed broadcasters. During a transition period ending in 2006, each existing television station will be able to transmit programming on a digital channel that may permit multiple programming services per channel.

  Private Cable. Private cable is a multi-channel subscription television service where the programming is received by a satellite receiver and then transmitted via coaxial cable through private property, often MDUs, without crossing public rights of way. Private cable generally operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. These agreements are often exclusive arrangements with lengthy (e.g., ten-year) terms, and private cable systems generally are not subject to substantial federal, state or local regulations. The FCC recently amended its rules to allow the provision of point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 gigahertz band. Private cable operators compete with PRIMESTAR(R) for customers within the general market of consumers of subscription television services.

  Local Multi-Point Distribution Service. In March 1997, the FCC announced its intention to offer two local multi-point distribution service ("LMDS") licenses, one for a block of spectrum 1150 megahertz wide and the other for a 150 megahertz-wide block, in each of 493 Basic Trading Areas pursuant to an auction in the case of mutually exclusive applications. Incumbent local exchange carriers and cable operators will not be allowed to obtain in-region licenses for the larger spectrum block for three years. The FCC recently completed its auction of the LMDS licenses. While 122 licenses were not sold, the FCC stated that 95% of the population will be covered by those licenses sold. The FCC plans to re-auction those licenses not sold. The broadband 28 and 31 gigahertz LMDS spectrum allocation may enable LMDS providers to offer subscribers a wide variety of audio, video and interactive service options.

  Utilities. In 1996, Congress enacted legislation authorizing utility holding companies and their subsidiaries to provide video programming services, notwithstanding the Public Utility Holding Company Act. Utilities must establish separate subsidiaries and must apply to the FCC for operating authority. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

  Other Providers of News, Information and Entertainment. The Company also competes broadly with other providers of news, information and entertainment to consumers.

Regulatory Matters
------------------

  General. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the FCC regulates the use of radio spectrum in the United States. United States DBS licensees and permittees are subject to the regulatory authority of the FCC. Although the non-technical aspects of DBS operations are generally subject to less regulation than other communications services, some regulations do apply. In addition, the FCC has proposed to adopt regulations that will affect DBS licensees and permittees.

  Currently, a DBS permittee must complete and file with the FCC a satellite construction contract with respect to its authorized satellite station(s) within one year of the grant of the construction permit. DBS permittees who received their permits prior to January 19, 1996 have six years from the date of permit grant to begin operating their DBS systems. New permits and permit extensions granted after January 19, 1996 provide for a four year construction period.
Upon completion of construction, the FCC authorizes DBS permittees to launch and operate their satellites. Those DBS providers which control the video programming they distribute, and DBS licensees which offer broadcast service, are subject to equal employment opportunity requirements. DBS providers offering non-broadcast service from their DBS satellites are licensed to operate for ten years, while those offering broadcast services (that is, services available on a non-subscription basis) are licensed for five years. FCC licenses must be renewed at the end of each license term. FCC licenses are generally renewed in the ordinary course, absent misconduct by the licensee.

  In 1995, the FCC adopted several new service rules for DBS permittees and licensees. The FCC established a requirement that those entities acquiring DBS permits or licenses after January 19, 1996, must provide service to Alaska and Hawaii if such service is technically feasible. It also required that all existing DBS permittees and licensees provide service to Alaska and Hawaii from at least one of their currently assigned orbital positions or relinquish their western orbital location. In addition, the FCC revised its rules with respect to licensees' ability to use portions of their satellite capacity for non-DBS services. The FCC provided that licensees must principally use their DBS authorizations for DBS service, but that during their first five years in operations, licensees may offer non-DBS services. After five years, licensees may continue to provide non-DBS services so long as at least half of their total satellite capacity at a given orbital location is used for DBS service.

  In December 1996, the International Bureau concluded that foreign ownership restrictions do not apply to subscription DBS service. This decision, however, is subject to a pending review by the FCC, and the current Administration requested that the FCC reconsider its decision in a general rulemaking proceeding. As described further below, the FCC has adopted a Notice of Proposed Rulemaking and sought comments on the applicability of foreign ownership restrictions to subscription DBS providers and FSS-DTH providers, such as the Company. The Notice of Proposed Rulemaking is still pending as described below.

  On February 26, 1998, the FCC released a Notice of Proposed Rulemaking to consolidate the construction permit and licensing process for DBS providers, to consolidate the DBS rules with the FCC's other satellite rules, and to update the DBS technical rules. The FCC also requested comments on the application of foreign ownership limitations to subscription DBS and FSS-DTH providers; whether any limitations on cable/DBS cross-ownership are warranted and whether the FCC should have a rule of general applicability restricting cable interests in DBS licensees; whether there should be a ban on ownership of more than one DBS full CONUS orbital position; and how the delivery of DBS service can be improved to Alaska, Hawaii, and the U.S. territories and possessions.

  In December 1998, the FCC adopted a requirement that DBS providers, including medium power DTH providers, such as the Company, reserve four percent of their channel capacity for noncommercial programming of an educational and informational nature. In addition, the Commission imposed access requirements for federal political candidates and limited the charges operators could demand from such candidates for advertising time.

  The Company cannot predict how application of the FCC's current or proposed rules will affect its own operations or the operations of its competitors, or the applications pending at the FCC as described below in "Required FCC Approvals."

  The satellite that PRIMESTAR currently uses and the satellites it proposes to use in the future are geostationary satellites ("GSOs"). At present, no satellite systems except other GSO systems have been authorized to use the frequency bands in which the Company's satellites transmit and will transmit in the future.

  In 1997, an application was filed at the FCC by SkyBridge L.L.C. to construct and operate a nongeostationary satellite system ("NGSO") that would share frequencies used by the Company's satellites and other GSO satellites. In addition, the FCC initiated a rulemaking proceeding to address potential regulations for NGSO systems such as the one proposed by SkyBridge L.L.C. At the World Radiocommunication Conference ("WRC") in late 1997, the International Telecommunications Union ("ITU") adopted "provisional" technical rules that would authorize frequency sharing between GSO and NGSO systems. These provisional rules are subject to affirmation and/or modification at a WRC meeting scheduled for 1999.

  On November 19, 1998, the FCC released a Notice of Proposed Rulemaking whereby it proposed to implement domestically the allocation made at WRC in late 1997, to permit NGSO operations in the Ku-band. The Notice of Proposed Rulemaking also requested comment on a Petition for Rulemaking filed by Northpoint Technologies ("Northpoint") to permit the terrestrial retransmission of local television signals and the provision of data services to DBS service subscribers operating in the DBS services band. On January 11, 1999, an application was filed with the FCC requesting authorizations so that parties could begin using the Northpoint technology to provide terrestrial services to consumers using the DBS services band.

  The Company and many other users and operators of GSO satellite systems have expressed concerns regarding potential technical interference to GSO satellites that could be caused by NGSO systems, including those that might operate pursuant to the 1997 WRC provisional rules. The Company has participated and other GSO users and operators are participating in FCC proceedings and in the preparation process for the WRC meeting in 1999 in an attempt to assure that any rules finally adopted by the ITU and the FCC for GSO/NGSO frequency sharing would not result in unacceptable technical interference to GSO transmissions. The Company cannot predict the outcome of these various proceedings or what effect, if any, GSO/NGSO frequency sharing and GSO/terrestrial sharing would have on its technical operations or business.

  In addition, regulations promulgated by governmental entities other than the FCC may affect the distribution of programming by DBS providers. The SHVA provides that only "unserved households" are permitted to receive distant network signals. In other words, the SHVA prohibits the retransmission by a satellite carrier of the television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network.

The Company, the National Association of Broadcasters, certain network-affiliated television stations and their respective affiliate associations have entered into a Settlement and Compliance Agreement, which provides for pre-screening techniques for customers based on zip codes to ensure compliance with SHVA procedures, the timing for disconnecting any existing non-compliant network subscribers, and provisions for mutual release for any past or future liability.

  In response to a petition for rulemaking filed by EchoStar and the National Rural Telecommunications Cooperative as well as two federal court rulings regarding the delivery of distant network signals to consumers that were not qualified to receive those signals pursuant to SHVA, the FCC released a Notice of Proposed Rulemaking on November 17, 1998 seeking comments on the way it defines, measures, and predicts the strength of television signals. Television signal intensity is the key element in determining whether a household is "unserved" by a broadcast network station and is, therefore, eligible to receive a distant network signal using a home satellite dish pursuant to SHVA. As described above, only those consumers that are "unserved", meaning unable to receive an over-the-air signal of Grade B intensity of a particular local network station using rooftop antennae, are eligible to receive that network's distant signal from a satellite provider pursuant to SHVA.

  On February 2, 1999, the FCC released a Report and Order addressing the way it measures and predicts the strength of television signals for the purposes of the SHVA. The FCC declined to adopt a definition for "Grade B signal" solely for the purposes of the SHVA. However, the FCC adopted a methodology for measuring signal strength at individual households. In addition, the FCC recommended that satellite providers and broadcasters use a predictive model for determining whether an individual household is "unserved". Finally, the FCC encouraged Congress to modify the law and permit satellite providers to offer local into local retransmissions of broadcast signals. The FCC's new rule for measuring signal strength may impact the number of households who qualify as "unserved households".

  The Copyright Office reviewed the SHVA and submitted a report to Congress on August 1, 1997. Of particular note, the Copyright Office recommended the adoption of a "red zone/green zone" plan under which satellite carriers generally would be barred from retransmitting a network-affiliated station to households located within the local market area (i.e., Area of Dominant Influence) of another affiliate of the same network, but would be permitted to retransmit (subject to payment of the applicable SHVA royalty fee) a network-affiliated station to households located in any Area of Dominant Influence that is not served by an affiliate of the same network. The Copyright Office further proposed that a new royalty fee system be established that would permit satellite carriers to retransmit a network-affiliated station to households located in the local market of another affiliate upon the payment of a royalty fee which would be distributed to network affiliates. The Copyright Office also recommended that the Copyright Act be amended to expressly permit satellite carriers to retransmit a network affiliated station to households located in that station's own market. The Copyright Office took no position on whether there should be a royalty fee payment imposed for such "local into local" retransmissions. In response to a petition by EchoStar, the Copyright Office has initiated a proceeding to consider whether the retransmission of a network's affiliated station within a station's own market is permissible under the Copyright Act as presently codified. That proceeding is still pending. Lastly, the Copyright Office recommended that Congress indefinitely extend the satellite carrier license, similar to the cable compulsory license. The recommendations of the Copyright Office do not currently have legal force or effect, and will not have legal force or effect unless and until they are adopted by Congress and enacted as legislation. In 1998, Congress was unsuccessful in passing legislation that would allow local into local retransmission of broadcast signals; however, in January 1999, bills were introduced in the Senate (S. 247 and S. 303) and the House (H.R. 89) which, if enacted, would permit the retransmission of local broadcast signals within their local broadcast areas.

  A Copyright Arbitration Royalty Panel ("CARP"), convened pursuant to the terms of the SHVA, recommended that the Librarian of Congress adopt an increase in the royalty fees paid by satellite carriers for the distribution of superstations and network affiliates directly to homes to a level commensurate with fair market value. Specifically, the CARP recommended that the rates be increased from $0.06 per subscriber per month for network signals and $0.175 ($0.14 for certain "syndex proof" stations) per subscriber per month for superstations, to a uniform rate of $0.27 per subscriber per month for all signals. The satellite carriers filed petitions with the Librarian of Congress to set aside or modify the report, arguing, inter alia, that the new rate is unfair because it is well in excess of the effective royalty rates currently paid by cable television systems, and because the increases were made effective retroactively to July 1, 1997. The Librarian of Congress released his report on October 27, 1997, adopting CARP's recommendation. However the Librarian of Congress rejected CARP's recommendation to make the new fees retroactive, and instead, made the new fees effective as of January 1, 1998. The SBCA, representing the satellite carriers, filed a petition with the Librarian of Congress requesting a stay of the effectiveness of the rate increase, pending judicial review or congressional action. The Librarian of Congress denied the petition. The SBCA filed an unsuccessful petition seeking review of the rate increase with the U.S. Court of Appeals for the District of Columbia. The satellite carriers also have requested Congress to override the rate adjustment by legislation. The bills introduced into Congress last year failed; however, S. 247 currently proposes to decrease copyright rates by 30% for superstations and 45% for networks. No assurance can be given that the carriers will be able to obtain relief from Congress. With the rate increase, the Company (and all other direct broadcast satellite and DTH satellite service providers) may be competitively disadvantaged against cable operators.

  The Telecommunications Act of 1996. The Telecommunications Act of 1996 ("1996 Act") clarified that the FCC has exclusive jurisdiction over DTH satellite services, and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS, and directed the FCC to promulgate regulations prohibiting local (including state) governments from maintaining zoning or other regulations that impair a viewer's ability to receive video programming services through the use of DBS receive-only dishes in residential areas. The FCC has adopted rules that it believes comply with the statutory requirements. Finally, the 1996 Act requires that multichannel video programming distributors such as DBS operators scramble or block channels providing indecent or sexually explicit adult programming.

  Existing FCC Permits and Licenses. The Company has exercised its option under an option agreement between the Company and Tempo (the "Tempo Capacity Option Agreement") to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo pursuant to the FCC Permit. As the holder of a DBS permit, Tempo is subject to FCC jurisdiction and review primarily for: (i) authorization of individual satellites (i.e. meeting minimum financial, legal, and technical standards) and earth stations, (ii) avoiding interference with other radio frequency transmitters, (iii) complying with the rules the FCC has established specifically for holders of U.S. DBS authorizations and (iv) complying with applicable provisions of the Communications Act.

  Under the FCC Permit, the time by which the Tempo Satellites must be operational was due to expire in May 1998. On April 3, 1998, Tempo filed a request with the FCC for an extension of that deadline pending FCC review of (i) TSAT's request for consent to the transfer of control of Tempo to PRIMESTAR (the "Transfer Application") and (ii) PRIMESTAR's application for consent to the assignment to PRIMESTAR of the high power DBS authorizations and certain assets owned by MCI (the "Assignment Application").

  On April 30, 1998, the FCC determined that Tempo's satellite at 119 degrees W.L. was not operational. It did find, however, that an extension of time was warranted for that orbital location and granted an extension to Tempo for 119 degrees W.L. Such extension was granted until six months after the FCC determination on the Transfer Application and Assignment Application, with the condition that Tempo not enter into a lease agreement with PRIMESTAR or any similar lease arrangement prior to the FCC's decision on the Transfer Application and the Assignment Application. In addition, Tempo voluntarily surrendered its permit for 166 degrees W.L. Effective November 19, 1998, the Company voluntarily withdrew the Assignment Application.

  In an order released February 24, 1997, the International Bureau granted, subject to certain conditions, Tempo's request to launch and operate the Tempo DBS-1 satellite at 119 degrees W.L. and to test its satellite at 109.8 degrees W.L. for eight weeks. In addition, the International Bureau required Tempo to submit to the FCC information required to initiate advance publication and notification of Tempo's operations in accordance with the Radio Regulations of the International Telecommunications Union. The International Bureau also granted Tempo authority to modify its satellite design, as requested in a July 1993 application, and denied oppositions which had been filed by numerous existing and potential DBS competitors. Tempo DBS-1 was launched on March 8, 1997, and is now stationed in its authorized location at 119 degrees W.L. Tempo may need to file an application with the FCC for a license to operate the satellite in orbit. Tempo expects that the FCC would approve any such request, but cannot assure the ultimate outcome.

  There can be no assurance that Tempo will succeed in obtaining all requisite regulatory approvals for its operations without the imposition of restrictions on or other adverse consequences to Tempo, TSAT or PRIMESTAR.

  Required FCC Approvals. On July 18, 1997, TSAT and the Partnership filed the Transfer Application. The FCC released a Public Notice of the Transfer Application on July 23, 1997, establishing procedural dates for petitions to deny and responsive pleadings. EchoStar, CAI Wireless Systems, Inc., the Small Cable Business Association and Media Access Project filed petitions to deny the Transfer Application, while DirecTv and the Wireless Cable Association International filed comments on the Transfer Application. These petitions and comments request that the FCC deny or dismiss the Transfer Application on a variety of procedural and substantive grounds or that the FCC condition its approval of the Transfer Application upon PRIMESTAR's compliance with restrictions designed to ensure access to programming and protect against cross-subsidization, among other requests. TSAT and the Partnership filed a joint opposition to these petitions and comments, and the National Rural Telecommunications Cooperative filed a reply comment in support of DirecTv's comments. The petitioners and commenters filed replies to TSAT's and the Partnership's opposition on September 9, 1997. There can be no assurance that the FCC's review of these documents or the Transfer Application will be favorable, or that the FCC will not impose conditions unacceptable to TSAT, the Company, or the other Restructuring Parties in connection with its review.

  In support of the Transfer Application, the Partnership filed two ex parte
                                                                    --------
filings. The first filing was an economic study prepared by outside economic consultants which demonstrated that (1) an analysis of the Partnership's penetration in cabled areas served by a PRIMESTAR Partner and those areas served by a non-affiliated cable operator does not indicate a systematic strategy by the Partnership to compete selectively and (2) PRIMESTAR's incentives to compete are comparable to those of a stand-alone DBS operator. The second filing was an analysis of the Transfer Application proceedings using the framework established in the FCC's Bell Atlantic/NYNEX decision, as well as a summary of the
             --------------------
Partnership's responses to the arguments and requested conditions raised by parties during the proceedings. The FCC requested responses to those filings from interested parties. EchoStar and DirecTV argued that the Transfer Application should be denied, while BellSouth and the Wireless Cable Association requested conditions regarding the availability of programming affiliated with PRIMESTAR's owners. EchoStar also filed a motion seeking access to the underlying data used by the economic consultants or, in the alternative, deletion of the economic filing from the records. The Partnership filed a response to all of these filings on February 20, 1998, rejecting the arguments raised by the parties, and the Partnership requested expedited approval of the Transfer Application.

  On March 2, 1998, the Chief of the International Bureau submitted to the Company a letter request for the submission of certain documents previously submitted to the Department of Justice as well as certain information regarding the economic study described above and information regarding the programming interests of the Company's cable owners. These documents have been submitted pursuant to a suitable protective order. Several parties filed comments regarding the Company's response, reiterating their objections to the Transfer Application. The Company filed a reply denying their arguments.

  On November 25, 1998, Tempo and the Company requested expedited action by the FCC on the application to transfer control of Tempo to the Company. Several parties filed responses to that request, objecting to the proposed transfer.
The Company and Tempo filed a join reply to those objections. On January 27, 1999, Tempo filed a joint application with DIRECTV Enterprises, Inc. seeking FCC approval to assign Tempo's DBS authorization to DIRECTV ("DIRECTV Application"). In addition, Tempo and the Company jointly filed a letter seeking to maintain the status quo with respect to the Transfer Application until the FCC decides the DIRECTV Application; therefore, Tempo and the Company requested that the Transfer Application be held in abeyance and, subject to and contemporaneously with approval of the DIRECTV Application, that the FCC dismiss the Transfer Application. EchoStar filed a petition to deny the DIRECTV Application on March 5, 1999, on the basis that DirecTv should not be allowed to control high power DBS spectrum at three full-CONUS orbital locations and that EchoStar has offered to purchase the Tempo high power DBS assets. On the same date, the Small Cable Business Association submitted a request that any grant of the DIRECTV Application be conditioned on DirecTV providing a digital add-on service that small cable systems can self-brand, and Media Access Project filed a petition to deny the application to the extent the FCC did not apply and DirecTV did not accept application of Section 310(b) of the Communications Act. DirecTV and Tempo each filed oppositions to these petitions on March 19, 1999. Responses to the DirecTV and Tempo submissions are due April 2, 1999.

  Antitrust Decree. The Partnership and the parties named in the action described below are subject to the jurisdiction of the U.S. District Court for the Southern District of New York to ensure compliance with an antitrust consent decree. In United States v. PRIMESTAR Partners L.P., et al., 93 Civ. 3919 (SDNY
1993) (the ''Federal Decree''), the Partnership and such parties agreed to refrain from (i) enforcing any provisions of the PRIMESTAR Partnership Agreement that affect the availability, price, terms or conditions of sale of programming to any provider of multichannel subscription television, or (ii) entering into certain other agreements restricting the availability of programming services. The Federal Decree expires in April 1999 and continues to apply to the Company since consummation of the Restructuring. The Company believes that it is currently in compliance with the Federal Decree in all material respects and that the Federal Decree does not currently have a material adverse effect on the Company or its operations.

Other
-----

  Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

  The Company has not expended material amounts during the last three fiscal years on research and development activities.

  There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's revenue.

  Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

  The Company had approximately 1,100 employees as of December 31, 1998. None of the Company's employees are represented by a union and the Company believes its employee relations are good.

  (d)  Financial Information about Foreign and Domestic Operations and Export
       -----------------------------------------------------------------------
       Sales
       -----

       Not applicable.

Item 2.  Properties.
------   ----------

  The Company owns no real estate. The Company has entered into noncancellable operating leases for all of its facilities, including its corporate headquarters and call center, both of which are located in Englewood, Colorado. All of such operating leases expire at various times through 2008. The Company believes that such facilities are in good condition and are suitable and adequate for its business operations for the foreseeable future.

Item 3.  Legal Proceedings.
------   -----------------

  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, except as follows:

  In a civil action entitled Jerry Wayne Self v. PRIMESTAR By TCI, el al., filed in the Circuit Court of Jefferson County, Alabama, Civil Action No. 96-831, an Order of Judgment was entered against PRIMESTAR by TCI on November 12, 1997, in the amount of $4,257,242, consisting of medical expenses of $15,242, lost wages of $52,000, future lost wages of $1,040,000, physical and mental pain and suffering in an amount of $150,000 and punitive damages of $3,000,000. The judgment arises out of a case in which the plaintiff alleges that on September 19, 1995, he was riding in the front seat of a car that was struck head-on by a car driven by William Francis Hinton, causing the plaintiff to suffer injuries. The plaintiff alleges that Hinton was intoxicated and was "acting within the line and scope of his employment" for PRIMESTAR By TCI when the accident occurred. "PRIMESTAR By TCI" is a trade name currently or formerly used in certain jurisdictions by TSAT and/or its predecessors. On December 3, 1997, TSAT filed an Answer and Affirmative Defenses and a Motion to Set Aside Entry of Default and Default Judgment or in the Alternative for Relief from Judgment or in the Alternative a Motion to Reconsider or for a New Trial. On December 12, 1997, the Court entered an order setting aside the Entry of Default and Default Judgment. PRIMESTAR has agreed to indemnify TSAT for any potential liability with respect to this matter, to the extent not covered by insurance or other third party indemnification obligations. The parties settled this matter for a nominal amount, and the Court dismissed the defendant with prejudice on October 29, 1998. Such settlement represents the final resolution of this mater, and accordingly, it will not be reported in future filings.

Item 4.  Submission of Matters to a Vote of Security Holders.
------

         None

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     None of the Company's shares of common stock are currently publicly traded.

     The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of its earnings, financial condition and other relevant considerations. In addition, the Company is subject to loan and other agreements that prohibit or limit the ability of the Company to pay dividends on its common equity. For further discussion of such restrictions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Selected Financial Data.
------   -----------------------

     Selected financial data related to the Company's financial condition and results of operations for the five years ended December 31, 1998 are summarized as follows (such information should be read in conjunction with the accompanying consolidated financial statements of the Company):

                                                               Years ended December 31,
                                              ----------------------------------------------------------
                                                1998 (1)        1997        1996       1995       1994
                                              -------------  ----------  ----------  ---------  --------
                                                                amounts in thousands,
                                                              except per share amounts
Summary Statement of Operations Data:
-------------------------------------
Revenue                                        $ 1,289,666     561,990     417,461    208,903    30,279
Operating, selling, general and
 administrative expenses                       $(1,133,420)   (481,855)   (410,836)  (214,117)  (25,106)
Impairment of long-lived assets (2)            $  (950,289)         --          --         --        --
Operating loss                                 $(1,337,544)   (171,599)   (184,284)   (60,702)   (9,144)
Interest expense (3)                           $  (145,939)    (47,992)     (2,023)        --        --
Net loss                                       $(1,343,704)   (238,341)   (140,004)   (47,507)  (13,688)

Basic and diluted loss per common share (4)         $(8.02)      (3.58)      (2.11)      (.72)





                                                               Years ended December 31,
                                              ----------------------------------------------------------
                                                1998 (1)        1997        1996       1995       1994
                                              -------------  ----------  ----------  ---------  --------
                                                                amounts in thousands
Summary Balance Sheet Data:
---------------------------
Property and equipment, net                    $ 1,148,590   1,121,937   1,107,654    889,220   397,798
Total assets                                   $ 2,112,087   1,204,856   1,180,273    933,443   410,105
Due to the Partnership                         $        --     463,133     457,685    382,900   278,772
Debt (3)                                       $ 1,833,195     418,729     247,230         --        --
Equity (Deficit)                               $  (284,774)    136,269     372,358    483,584   120,526

----------------------
(1) In connection with the Restructuring, TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes. Accordingly, the periods prior to the Closing Date represent the financial condition and results of operations of TSAT, and the periods subsequent to the Closing Date represent the financial condition and results of operations of TSAT, the Partnership and the Non-TSAT Parties.

(2) In 1998, the Company recognized an impairment loss which represents the difference between the carrying amount and the estimated fair value of its long-lived assets.

(3) Effective December 31, 1996, the Company entered into a bank credit facility with initial commitments of $350,000,000. In addition, on February 20, 1997, the Company issued the Notes with aggregate principal amounts at maturity of $475,000,000.

(4) In connection with the December 4, 1996 consummation of the Distribution, the Company issued 66,408,000 shares of Company Common Stock. The basic and diluted loss per common share amounts for the years ended December 31, 1996 and 1995 assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1995. Accordingly the calculation of the net loss per share assumes weighted average shares outstanding of 66,408,000 for each of the years ended December 31, 1996 and 1995.

Item 7.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations
          -------------------------

Summary of Operations
---------------------

          Pursuant to the Restructuring Agreement and the TSAT Asset Transfer Agreement, the Restructuring was consummated effective April 1, 1998. In connection with the Restructuring, (a) TSAT contributed and transferred to PRIMESTAR all of TSAT's assets and liabilities except (I) the capital stock of Tempo, (II) the consideration received by TSAT in the Restructuring and (III) the rights and obligations under certain agreements with PRIMESTAR and others and (b) the business of the Partnership and the business of distributing the PRIMESTAR(R) programming service of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne were consolidated into PRIMESTAR.

          Prior to the Closing Date, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by affiliates of the partners of the Partnership (the "Distributors"). As a result of the Restructuring, the Company owns and operates the PRIMESTAR(R) business. The Company currently offers a direct to home satellite service with over 160 channels of digital video and audio programming throughout the continental United States.

          The TSAT Asset Transfer was recorded at TSAT's historical cost due to the fact that, prior to the Restructuring, PRIMESTAR was a wholly-owned subsidiary of TSAT. The remaining elements of the Restructuring, as set forth above, were treated as the acquisition by PRIMESTAR of the Partnership Interests and PRIMESTAR Assets and Liabilities, of the Non-TSAT Parties, and such acquisition was accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties has been allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

          TSAT has been identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owns the largest interest in the Company immediately following the consummation of the Restructuring. Accordingly, the periods prior to the Restructuring represent the results of operations of TSAT, and the periods subsequent to the Restructuring include the results of operations of TSAT, the Partnership and the Non-TSAT Parties. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses in 1998, as detailed below, are primarily related to the Restructuring.

          The Company reported net losses of $1,343,704,000, $238,341,000 and $140,004,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Improvements in the Company's results of operations are largely dependent upon its ability to increase its customer base while maintaining its pricing structure, reducing subscriber churn and effectively managing its costs. No assurance can be given that any such improvements will occur. In addition, the Company incurs significant sales commission and installation costs when its customers initially subscribe to the service. Management expects that the costs of acquiring subscribers will continue to be significant. The high cost of obtaining new subscribers also magnifies the negative effects of subscriber churn.

          Primarily as a result of the Restructuring, the Company's number of customers increased from 914,000 at March 31, 1998 to 2,296,000 at December 31, 1998. Exclusive of the effects of the Restructuring, the Company added 223,000 net customers during the period from April 1, 1998 to December 31, 1998, including 130,000 net customers during the fourth quarter of 1998. During the years ended December 31, 1998, 1997 and 1996, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 33.2%, 30.1% and 38.5%, respectively and (ii) the average subscriber life implied by such subscriber churn rate was 3.0 years, 3.3 years and 2.6 years, respectively. The Company believes that the churn rate in 1998 is due in part to subscribers acquired in the Restructuring that did not meet the Company's current credit standards or customer delinquency policies. In addition, the Company has been subject to increased competitive pressures in 1998. Although the Company has initiated certain programs intended to reduce the Company's churn rate, no assurance can be given that churn rates for future periods will be lower than the current rate. If such programs are not successful and the Company's churn rate fails to improve, the financial condition and results of operations of the Company could be adversely affected.

          Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                                 Years ended December 31,
                                      ------------------------------------------------------------------------------
                                                 1998                       1997                      1996
                                      --------------------------  ------------------------  ------------------------
                                                     Percentage                Percentage                Percentage
                                                      of total                  of total                  of total
                                         Amount        revenue      Amount       revenue      Amount       revenue
                                      -------------  -----------  -----------  -----------  -----------  -----------
Revenue:
 Programming and equipment
  rental                               $ 1,227,270           95%   $ 512,894           91%   $ 351,548           84%
 Installation                               62,396            5       49,096            9       65,913           16
                                       -----------        -----    ---------         ----    ---------         ----
   Total revenue                         1,289,666          100      561,990          100      417,461          100
                                       -----------        -----    ---------         ----    ---------         ----

Operating costs and expenses:
 Charges from the Partnership              (82,235)          (6)    (259,600)         (46)    (188,724)         (45)
 Operating                                (565,510)         (44)     (23,992)          (4)     (28,546)          (7)
 Selling and marketing                    (321,611)         (25)    (138,021)         (25)    (132,972)         (32)
 General and administrative               (117,184)          (9)     (60,242)         (11)     (60,594)         (14)
 Transition                                (20,855)          (2)          --           --           --           --
 Restructuring charges                     (26,025)          (2)          --           --           --           --
                                       -----------        -----    ---------         ----    ---------         ----
                                        (1,133,420)         (88)    (481,855)         (86)    (410,836)         (98)
                                       -----------        -----    ---------         ----    ---------         ----

   Operating Cash Flow(1)                  156,246           12       80,135           14        6,625            2

Impairment of long-lived assets           (950,289)         (74)          --           --           --           --
Stock compensation                            (414)          --       (8,092)          (2)         446           --
Depreciation and amortization             (543,087)         (42)    (243,642)         (43)    (191,355)         (46)
                                       -----------        -----    ---------         ----    ---------         ----

   Operating loss                      $(1,337,544)       (104)%   $(171,599)        (31)%   $(184,284)        (44)%
                                       ===========        =====    =========         ====    =========         ====

-----------------------------------
(1) Operating Cash Flow, which represents operating income before depreciation, amortization, stock compensation and impairment charges, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such. Furthermore, Operating Cash Flow may not be comparable to similarly titled measures reported by other companies. Operating Cash Flow should be viewed together with cash flows measured in accordance with generally accepted accounting principles. For information concerning such cash flows, see the statements of cash flows included in the accompanying consolidated financial statements.

     During 1998, in an effort to remain competitive, attract new customers and retain existing customers, the Company implemented various new service offerings and changed the pricing of certain of its existing offerings. For example, the Company implemented a national pricing and programming package structure effective July 1, 1998, whereby customers would receive the same programming packages for the same price throughout the country. Such national pricing structure had the effect of lowering certain rates for certain packages in certain areas of the country. In addition, the Company initiated promotional offers including installation rebates and packages with reduced rental fees. Although there can be no assurance, the Company believes that such new service offerings, pricing changes and promotional offers may attract new customers and help retain existing customers, but will have a negative impact on the Company's recurring revenue per customer and installation revenue per new customer installed.

     Revenue increased $727,676,000 or 129% and $144,529,000 or 35% during 1998 and 1997, respectively, as compared to the corresponding prior year. The Company's average monthly programming and equipment rental revenue per customer increased from $55 during 1997 to $56 during 1998. The average installation revenue from each customer installed decreased from $128 in 1997 to $70 in 1998. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company in April 1998 and increased to $100 in September 1998.

     The 1997 increase in revenue represents the net effect of a $161,346,000 or 46% increase in programming and equipment rental revenue and a $16,817,000 or 26% decrease in installation revenue. The increase in programming and equipment rental revenue is primarily the result of an increase in the number of customers. Additionally, the Company's average monthly programming and equipment rental revenue per customer increased from $50 during 1996 to $55 during 1997. Such increase was primarily the result of rate increases implemented in May 1997 in conjunction with the launch of approximately 55 additional channels. The decrease in installation revenue is primarily attributable to a reduction in 1997 in the number of installations performed and a decrease from $145 during 1996 to $128 during 1997 in the average installation revenue derived from each customer installed.

     Through the Closing Date, the Partnership provided programming services to the Company and the other authorized Distributors in exchange for a fee based upon the number of customers receiving programming services. The Partnership also arranged for satellite capacity and uplink services, and provided national marketing and administrative support services, in exchange for a separate authorization fee from each Distributor, including the Company, based on each such Distributor's total number of authorized satellite receivers.

     Subsequent to the Closing Date, operating expenses are primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities. Such expenses represented 50% of revenue for the period from April 1, 1998 through December 31, 1998.

     Operating expenses decreased $4,554,000 or 16% during 1997, as compared to 1996. Such decrease is primarily attributable to the fact that the Company's other operating costs and expenses for the year ended December 31, 1996 included $9,292,000 of installation fees paid to TCIC that were not capitalized. Other operating costs and expenses for the year ended December 31, 1997 do not include a similar amount since the Company capitalized the full amount of installation fees paid to TCIC subsequent to the Distribution Date.

     Through December 31, 1996, TCIC provided the Company with certain customer fulfillment services. Charges for such services were allocated to the Company by TCIC based on scheduled rates. Such services, which included installation, maintenance, retrieval, inventory management and other customer fulfillment services, were to be performed in accordance with specified performance standards. Effective January 1, 1997, charges for customer fulfillment services provided by TCI were made pursuant to a fulfillment agreement (the "Fulfillment Agreement") entered into by the Company and TCIC in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCIC continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services were required to be performed in accordance with specified performance standards. The Fulfillment Agreement terminated on December 31, 1997. In September and October 1997, TSAT entered into agreements with regional fulfillment companies to perform the services no longer performed by TCIC.

     Installation charges from TCIC included direct and indirect costs of performing installations. Through the Distribution Date, the Company capitalized a portion of such charges as subscriber installation costs based upon amounts charged by unaffiliated third parties to perform similar services. Subsequent to the Distribution Date, the Company capitalized the full amount of installation fees paid to TCIC. Additionally, the scheduled rates for the services provided by TCIC under the Fulfillment Agreement exceeded the scheduled rates upon which charges, historically, were allocated to the Company for such services. In this regard, installation charges allocated to the Company by TCIC aggregated $62,461,000 during the year ended December 31, 1996. If the Fulfillment Agreement had been in effect during 1996, the estimated installation fees incurred by the Company would have been $86,186,000.

     Selling and marketing expenses, which represented 25% of revenue during the year ended December 31, 1998, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 9% and 11% of revenue during the years ended December 31, 1998 and 1997, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of the Company's general and administrative expenses.

     The Company's selling and marketing expenses and general and administrative expenses decreased as a percentage of revenue in 1997 primarily due to (i) lower sales commissions due to a 15% decrease in installations in 1997 as compared to 1996, and (ii) the relatively fixed nature of certain components of TSAT's selling, general and administrative expenses.

     During the second half of 1997, the Company began offering a marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated and aggregated $16,057,000 and $3,538,000 during the years ended December 31, 1998 and 1997, respectively. As the Company stopped aggressively marketing this program in the fourth quarter of 1998, primarily all of the 1998 loss was recognized during the period from January 1, 1998 through September 30, 1998.

     In connection with the Distribution, the Company and TCI also entered into the "Transition Services Agreement", and certain other agreements. Pursuant to the Transition Services Agreement, TCIC provided certain general and administrative services to TSAT for a fee of $1.50 per subscriber per month. Amounts charged by TCIC pursuant to the Transition Services Agreement aggregated $3,174,000 and $11,579,000 during the years ended December 31, 1998 and 1997, respectively. The Transition Services Agreement was terminated in connection with the Restructuring. Through the Distribution Date, general and administrative allocations from TCIC were based upon the estimated cost of such services provided to TSAT. The amounts charged to TSAT pursuant to the Transition Services Agreement were in excess of the amounts that would have been allocated by TCIC to TSAT under the arrangement that was in effect through the Distribution Date. If the Transition Services Agreement had been effective as of January 1, 1996, selling, general and administrative expenses would have been approximately $198,200,000 for the year ended December 31, 1996.

     As part of the compensation paid to the Company's sales agents and FSPs, the Company pays certain residual sales commissions during specified periods following the initiation of service (generally five years). During the years ended December 31, 1998, 1997, and 1996, residual payments aggregated $25,639,000, $15,364,000 and $11,848,000, respectively, and were charged to expense as incurred.

  Subsequent to the Restructuring, the Non-TSAT Parties continued to operate certain non-strategic local offices (the "Transition Offices") for approximately three months (the "Transition Period") while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, all of the Transition Offices had been closed. Transition expenses include costs incurred through December 31, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period.

  During 1998, the Company reorganized its operations. In connection therewith, the Company closed certain of its local offices and reduced it corporate workforce. As a result, the Company terminated approximately 700 employees. In connection with such reorganization, the Company recognized restructuring charges of $26,025,000. Such restructuring charges related to (i) severance costs for terminated employees ($18,828,000), (ii) lease cancellation fees and other office shutdown costs ($3,617,000) and (iii) the net book value of abandoned equipment ($3,580,000). As of December 31, 1998, the Company had paid approximately $6,388,000 of the restructuring charges and had a remaining accrual of $16,057,000. The Company anticipates that the majority of such accrual will be paid during the first six months of 1999 with the balance to be paid by the end of 1999.

  In connection with the Hughes Medium Power Transaction, the Company concluded that it would be unable to recover the carrying value of its assets over their expected remaining useful life. Accordingly, the Company recorded an impairment loss (the "Impairment Loss") calculated as follows (amounts in thousands):

Cash proceeds and working capital adjustments                                         $1,225,466
GMH Stock                                                                                225,000
                                                                                      ----------
Total consideration                                                                    1,450,466
Carrying value of related long-lived assets                                            2,400,755
                                                                                      ----------
Impairment loss                                                                       $ (950,289)
                                                                                      ==========


         The reduction in carrying amount of assets included in the Impairment Loss is as follows (amount is thousands):

Property and equipment:
 Satellite reception equipment                                                          $103,898
 Subscriber installation costs                                                           223,541
Intangible assets:
 Excess purchase price over acquired net assets                                          401,475
 Tradename                                                                               221,375
                                                                                        --------

                                                                                        $950,289
                                                                                        ========

         Depreciation expense increased $202,269,000 or 83% and $52,287,000 or 27% during 1998 and 1997, respectively, as compared to the corresponding prior year. The 1998 increase is due primarily to an increase in the Company's depreciable assets due primarily to the Restructuring. The 1997 increase is primarily the result of an increase in TSAT's depreciable assets due to capital expenditures. Changes in the Company's depreciation policies also contributed to the increase. Effective October 1, 1996, TSAT changed the method used to depreciate its subscriber installation costs, and reduced the estimated useful life of certain satellite reception equipment. The inception-to-date effect on depreciation expense of the change in depreciation method aggregated $55,304,000, and was recorded during the fourth quarter of 1996. The effect of the reduction in estimated useful life was accounted for on a prospective basis.

         The Company recognized amortization expense of $97,176,000 during 1998. Such amortization expense relates to intangible assets recorded in connection with the Restructuring.

     The Company incurred interest expense of $145,939,000 and $47,992,000 during the years ended December 31, 1998 and 1997, respectively. The increase in interest expense is due to interest incurred on the Interim Loan and the credit facility assumed from the Partnership (the "Partnership Credit Facility") as well as additional borrowings under the Company's bank credit facility (the "Bank Credit Facility"). The Company expects that it will continue to incur significant levels of interest expense in future periods.

     The Company's share of losses of the Partnership for 1998 represent three months of losses. In connection with the Restructuring, the Partnership became a wholly-owned subsidiary of the Company. The Company's share of the Partnership's net losses increased $17,198,000 during 1997, as compared to the corresponding prior year. The 1997 increase is primarily attributable to increases in the Partnership's interest expense and operating loss. The increase in interest expense is attributable to interest incurred on borrowings under the Partnership Credit Facility that were used to fund the construction of Tempo DBS-2. Prior to the January 1, 1997 determination that construction of Tempo DBS-2 was substantially complete, interest incurred on the applicable borrowings under the Partnership Credit Facility had been capitalized. The increase in the Partnership's operating loss occurred primarily because the increase in the Partnership's revenue did not fully offset increases in selling, marketing and certain other expenses.

     The Company recognized no income tax benefit during the year ended December 31, 1997 and an income tax benefit of $147,528,000 and $45,937,000 during 1998 and 1996, respectively. The income tax benefit recognized in 1998 relates to the reversal of temporary differences established in connection with the Restructuring.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments
                                         -------------------------------------
and Hedging Activities" ("Statement No. 133").  Statement No. 133 is effective
----------------------
for fiscal quarters beginning after June 15, 1999. As the Company currently has no derivative instruments and does not participate in hedging activities, the Company does not anticipate that Statement No. 133 will have any effect on its results of operations or financial position.

Liquidity and Capital Resources
-------------------------------

     In connection with the consummation of the Restructuring, the Company paid cash to, or assumed debt of, the Non-TSAT Parties in the aggregate amount of approximately $479 million. The Company financed such cash payments and debt assumption with the proceeds from the Interim Loan and through borrowings under the Bank Credit Facility. In addition, the Company assumed indebtedness of the Partnership aggregating approximately $575 million, including $571 million outstanding under the Partnership Credit Facility and $4 million of capital lease obligations.

     On the Closing Date, the Company entered into the Interim Loan Agreement with certain financial institutions. The Interim Loan Agreement provided for commitments of $350 million which were used to fund the cash payments and debt assumption under the Restructuring. The commitments were fully funded to the Company on the Closing Date. The obligations under the Interim Loan Agreement were due in full one year from the Closing Date. However, the Company had the option to convert any outstanding principal amount of the Interim Loan on such date (the "Conversion Date") into a term loan maturing April 1, 2008. The Company gave notice of such conversion on March 29, 1999, in accordance with the term of the Interim Loan Agreement.

     In addition, on the Conversion Date, the Company became obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price.

     Interest was payable at variable rates monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to such excess amount.

     Prior to the Conversion Date, the Company could prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

     In connection with the Restructuring, the Company amended and restated the Bank Credit Facility. As amended, the Bank Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments. As of December 31, 1998, $513.2 million in loans were outstanding under the Bank Credit Facility, and an additional $30 million of availability had been utilized to obtain two outstanding letters of credit. The Company was in compliance with the restrictive covenants contained in the Bank Credit Facility at December 31, 1998. Additional borrowings under the Bank Credit Facility are subject to the Company's continuing compliance with such restrictive covenants, which relate primarily to the maintenance of certain ratios of cash flow to debt and cash flow to debt service, as defined.

     Commencing March 31, 2001, the revolving loan commitments are to be reduced quarterly, and outstanding borrowings under the term loan commitments will be payable in quarterly installments, in each case in accordance with a schedule, until final maturity at June 30, 2005.

     The Bank Credit Facility contains covenants regarding debt service coverage and leverage, as well as negative covenants restricting, among other things indebtedness, liens and other encumbrances, mergers or consolidation transactions, transactions with affiliates, investments, capital expenditures, and payment of dividends and other distributions.

     The Partnership obtained the Partnership Credit Facility, which currently allows for borrowings up to $585 million, to finance advances to Tempo for payments due in respect of the construction and launch of two high power communications satellites. Borrowings under the Partnership Credit Facility are collateralized by letters of credit (the "Partnership Letters of Credit"), which were arranged for by affiliates of the Partners (or, in the case of TSAT, affiliates of TCI) other than GE Americom. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment, in the manner set forth in the Reimbursement Agreement, to all indebtedness of the Company under the Bank Credit Facility, the Interim Loan Agreement and the Notes. At December 31, 1998, the balance due under the Partnership Credit Facility was $575 million, including amounts borrowed to pay interest charges.

     The maturity date of the Partnership Credit Facility, as amended, is June 30, 1999. The Company currently anticipates that it will use the proceeds from the Hughes High Power Transaction to repay the Partnership Credit Facility. To the extent such proceeds are not sufficient to repay all amounts due under the Partnership Credit Facility, the stockholders of the Company have committed to make capital contributions in agreed-upon percentages to fund such deficiency.

     At December 31, 1998, the Company had outstanding $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes and $275 million aggregate principal amount at maturity of 12 1/4% Senior Subordinated Discount Notes.

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

     Pursuant to the Hughes Medium Power Agreement, it is contemplated that the Company will sell its DBS medium-power business and assets to Hughes for $1.1 billion in cash and 4.871 million shares of GMH Stock valued at approximately $225 million, based upon the closing price of GMH Stock on the date of the purchase agreement. The foregoing purchase price is subject to adjustments for working capital at the date of closing. The Company is responsible for the payment of certain obligations not assumed by Hughes, satisfaction of its funded indebtedness and the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements related to the Company's medium power business and proposed high power business strategy (the "Shutdown Liabilities"). The consummation of the Hughes Medium Power Transaction is subject to various consents from PRIMESTAR's lenders; restructuring of certain of the Company's indebtedness, as described below; and other customary conditions.

     On February 1, 1999 and in connection with the Hughes Medium Power Transaction, the Company commenced the Tender Offers to purchase 100% of the outstanding principal amount of the Company's 10 7/8% Senior Subordinated Notes due 2007 at a price of $670 per $1,000 principal amount and 100% of the outstanding principal amount of the Company's 12 1/4% Senior Subordinated Discount Notes due 2007 at a price of 67% of the accreted value of the Senior Subordinated Discount Notes as of February 15, 1999. In addition, PRIMESTAR made a separate offer to lenders under the Interim Loan Agreement, to purchase 100% of the outstanding principal amount due thereunder at a price of $670 per $1,000 principal amount. Each of the Tender Offers and the Offer to Purchase was subject to a minimum tender condition of 90% of the outstanding principal amount of such issue. In conjunction with the Tender Offers, PRIMESTAR solicited consents to certain proposed amendments to the indentures governing the Notes and the Interim Loan that would eliminate substantially all of the restrictive covenants thereunder and would amend certain other provisions. Consummation of both the Tender Offers and the Offer to Purchase was conditioned upon the closing of the Hughes Medium Power Transaction and other conditions.


     Following several extensions, the Tender Offer and Offer to Purchase expired on March 25 1999. The minimum tender conditions were not satisfied under the Tender Offer and Offer to Purchase, and no securities or loans were purchased thereunder.

     Since the announcement of the Hughes Medium Power Agreement and of the proposed restructuring of the Company's senior subordinated indebtedness relating thereto, the Company has been engaged in negotiations with the Bondholders' Committee and the Bridge Lenders' Committee with respect to the possible terms and conditions of the Proposed Debt Restructuring. In that connection, the Company has entered into confidentiality agreements with certain representatives of the Committees and has agreed to pay certain expenses of the Committees, including certain fees and expenses of their legal counsel and financial advisor. Based on the progress of such negotiations to date, the Company believes that the Proposed Debt Restructuring will be consummated on terms satisfactory to the Company and such Committees, by means of privately negotiated transactions. However, the Company has not entered into any agreements to date with respect to the terms and conditions of any such restructuring, and there can be no assurance that the Proposed Debt Restructuring will be consummated. In the event the Company is unable to negotiate certain minimum tender conditions in connection with the Proposed Debt Restructuring, the Company does not intend to consummate the Hughes Medium Power Transaction.

     The Hughes High Power Agreement provides for the sale to Hughes of the Tempo Satellites, Tempo's 119 degrees W.L. orbital slot license and the Tempo Rights for aggregate consideration valued at $500 million. Pursuant to the Hughes High Power Agreement, Hughes would assume $465 million of TSAT's liability to the Partnership, pay TSAT $2.5 million in cash, and pay PRIMESTAR and the Partnership $32.5 million in cash in consideration for PRIMESTAR's rights to acquire Tempo's assets and the termination and relinquishment by the Partnership of the Tempo Rights. In addition, the Partnership has agreed to forgive amounts due from TSAT in excess of the $465 million to be assumed by Hughes ($4,498,000 at December 31, 1998).

     Effective March 10, 1999, the First Closing was consummated whereby Hughes acquired Tempo DBS-2 and PRIMESTAR's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to PRIMESTAR and the Partnership for the Tempo DBS-2 Option and the termination of the Tempo Rights,
(ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to the Partnership from TSAT in exchange for Tempo DBS-2. Simultaneously with the First Closing, Hughes repaid the liability to the Partnership that Hughes assumed.

     With regard to the sale of the remaining assets contemplated by the Hughes High Power Agreement, Tempo has been notified that Tempo DBS-I experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-I is not yet complete. Notwithstanding the foregoing, the Second Closing, which is subject to the receipt of appropriate regulatory approvals and other customary closing conditions, is expected to be consummated in the second quarter of 1999. In the event the Second Closing is not consummated and the Hughes High Power Agreement is abandoned, there can be no assurance that the Company will be able to recover the carrying amount of its satellite rights.

     As noted above, the consideration to be received by the Company in the Hughes High Power Transaction is to be comprised of $1.1 billion in cash and
4.871 million shares of GMH Stock. Pursuant to the terms of the Hughes Medium Power Agreement, PRIMESTAR will not be able to dispose of the GMH Stock for a period of one year from the closing of the Hughes Medium Power Transaction except for certain transfers to affiliates. PRIMESTAR is considering its options with respect to the GMH Stock, but has not yet made any decisions as to the ultimate disposition of such stock.

     Upon consummation of the Hughes Medium Power Transaction, the Company anticipates that is would use the proceeds it receives to (i) repay amounts due under the Bank Credit Facility ($513 million at December 31, 1998), (ii) fund the retirement or purchase and cancellation of the Notes and borrowings under the Interim Loan Agreement pursuant to the Proposed Debt Restructuring (estimated at less than $656 million) and (iii) fund the Shutdown Liabilities. The Company currently estimates the total Shutdown Liabilities to range from $270 million to $340 million, comprised of employee severance, lease cancellation fees and vendor purchase commitments. In addition, the stockholders of PRIMESTAR have approved the payment to TSAT of consideration (the "PRIMESTAR Payment") in the amount of $65 million, payable in shares of GMH Stock, valued at $46.1875 (the closing price of such stock on the date of the purchase agreements with Hughes), subject to the terms and conditions set forth in an agreement dated as of January 22, 1999 (the "PRIMESTAR Payment Agreement"). In consideration of the PRIMESTAR Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of PRIMESTAR, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the PRIMESTAR Payment, granting the Company the right to any appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the PRIMESTAR Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of PRIMESTAR upon any dissolution and winding-up of PRIMESTAR, or otherwise in respect of PRIMESTAR'S existing equity. Such payment is conditioned upon the closing of the Hughes Medium Power Transaction.

     The Company has a history of operating losses and reported an accumulated deficit at December 31, 1998. In connection with the Hughes Medium Power Transaction, affiliates of the stockholders of the Company, other than TSAT, and an affiliate of TCI have committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013 million. Management of the Company believes, but cannot assure, that when such funds are combined with the proceeds from the Hughes Medium Power and High Power Transactions and the Company's existing sources of liquidity, that the Company will be able to meet its obligations as they become due and payable.

     In the event the Hughes Medium Power Transaction is not consummated and is abandoned, the Company currently intends to continue operating its medium power business. Under such scenario, the Company anticipates that it would curtail marketing and sales activities, reduce the number of new installations and otherwise reduce expenditures to the extent possible. The Company believes, but cannot assure, that in such event, the Company's cash flow from continuing operations, commitments from the Company's stockholders to make certain funds available to the Company and proceeds from the Hughes High Power Transaction would provide the necessary funds for the Company to meet its obligations as they become due and payable through December 31, 1999. In the event the Company is unable to meet its obligations as they become due and payable, the Company may be required to restructure or refinance certain of its liabilities. There can be no assurance that such restructuring or refinancing, if necessary, would be accomplished on terms acceptable to the Company.

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

     During the years ended December 31, 1998, 1997, and 1996, the Company's operating activities provided cash of $137,175,000, $91,637,000 and $115,201,000, respectively. For the foreseeable future, the Company believes that its operating activities will represent a reliable source of liquidity.

     During the years ended December 31, 1998, 1997, and 1996, the Company used cash of $563,334,000, $227,327,000, and $326,621,000, respectively, to fund (i)
the acquisition and installation of satellite reception equipment, and (ii) certain other capital expenditures. Based upon current business plans, assuming the Hughes Medium Power Transaction is not consummated, the Company estimates that its aggregate capital expenditures will be approximately $200 million during the year ended December 31, 1999. The Company expects that the majority of such estimated capital expenditures will be used to fund the acquisition and installation of satellite reception equipment. The actual amount of capital to be required will be primarily a function of (i) subscriber growth and churn rates, and (ii) the actual cost of purchasing and installing satellite reception equipment. Accordingly, no assurance can be given that the Company's actual capital expenditures during the year ended December 31, 1999 will not exceed the estimated capital expenditures set forth above.

     At December 31, 1998, PRIMESTAR's future minimum commitments to purchase satellite reception equipment aggregated approximately $44 million.

     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). During the year ended December 31, 1998, residual sales commissions to such sales agents aggregated $25,639,000.

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 ("Y2K") and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems, or the systems used by the companies with whom the Company conducts business, will properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

     The Company completed an initial assessment in October of 1998 which identified areas of risk associated with the Year 2000. The Year 2000 Program Office was established in the fourth quarter of 1998 to oversee the Company's Year 2000 project. Detailed inventories have been gathered and cost estimates have been finalized. For each functional area of the project, detailed work plans have been developed and put into place. Separate test environments completed construction and testing was initiated in the first quarter of 1999.

     A detail assessment of applications has been performed which identified applications requiring remediation. The assessment findings for applications showed minimal remediation, and the effort is expected to be finalized by the end of the second quarter of 1999. Testing efforts running parallel to remediation are expected to be completed by the first part of the third quarter of 1999. The exception to this is the area of network operations where the detail assessment, remediation and testing is expected to be on-going through the third quarter of 1999.

     The Company has identified business partners that are critical to the Company's ability to continue providing service to its customers - operations and availability of IRDs and related software; ability to deliver programming to customers; and ability to authorize, service and bill customers. The Company's Y2K plan includes the continual review and possible integrated testing of critical business functions supplied by these business partners. An event of failure by a critical business partner could have a material adverse effect on the Company's results of operations. The Company intends to monitor the Y2K efforts of such business partners, and will devise contingency plans in the event that Year 2000 failures occur.

     The Company has identified vendors that supply products and services and has established an on-going process to evaluate and track their Y2K readiness. Based upon responses and research with these vendors, the Company will make decisions whether to remain in the partnership or choose alternative sources. For those vendors that supply a product or service to the Company which could adversely impact daily operations in the event of a Year 2000 failure, the research and subsequent decision will be made in the second quarter of 1999.

     The Company has analyzed and continues to analyze its internal IT and non-IT systems. The Company believes that most of such systems are currently capable of functioning without substantial Y2K compliance problems, and that those which are not currently Y2K compliant, will be Y2K capable in a time frame that will avoid any material adverse effect on the Company. The Company intends to initiate contingency planning in the first quarter of 1999 and expects to continue to refine and test contingency plans through the fourth quarter of 1999.

     Through December 1998, the Company has spent approximately $250,000 for Y2K issues. The Company has completed a budget for Y2K costs, and currently estimates the cost to remediate Y2K issues will be $11,800,000, comprised primarily of $4.8 million for technical remediation and testing, $2.8 million for project management, $1.5 million for software upgrades and $1.3 million for replacement of personal computers. Additional costs could be identified during the life of the project.

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

     TCI and the Non-TSAT parties, other than GE Americom, have arranged for letter of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $10,004,000 during the year ended December 31, 1998 and are included in interest expense in the accompanying consolidated statements of operations.

     The International Bureau has granted a subsidiary of EchoStar a conditional authorization to construct, launch and operate a Ku-band domestic fixed satellite into the orbital position at 83 degrees W.L., immediately adjacent to that occupied by GE-2, the medium power satellite now used to provide the PRIMESTAR(R) service. Contrary to previous FCC policy, which would have permitted operation of a satellite at the 83 degrees W.L. orbital position at a power level of only 60 to 90 watts (subject to coordination requirements) EchoStar has been authorized to operate at a power level of 130 watts. If EchoStar were to launch its high power satellite authorized to 83 degrees W.L. and commence operations at that location at a power level of 130 watts, it would likely cause harmful interference to the reception of the PRIMESTAR(R) signal from GE-2 by subscribers to the PRIMESTAR(R) medium power service.

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

     GE Americom and PRIMESTAR have attempted to resolve potential coordination problems directly with EchoStar, and the Company has advanced a counter proposition to resolve this matter. This proposition is currently under examination. It is uncertain whether any agreement in respect of such coordination between the Partnership and EchoStar will be reached, or that if such agreement is reached that coordination will resolve such interference.

Item 7A.          Qualitative and Quantitative Disclosures About Market Risk
--------          ----------------------------------------------------------

     At December 31, 1998, the Company had $394,995,000 (or 22%) of fixed-rate debt with a weighted average interest rate of 11.43% and $1,438,200,000 (or 78%) of variable-rate debt with a weighted average interest rate of 7.3%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. The table below provides principal cash flows and related weighted average interest rates for the Company's debt obligations.

                                                                      Expected Maturity Date
                                                                      ----------------------

                                            1999           2000           2001           2002           2003     Thereafter
                                            ----           ----           ----           ----           ----     ----------
                                                                   dollar amounts in thousands
December 31, 1998
-----------------
 Long-term Debt
   Fixed-rate                           $    921          1,013            342            368            396           391,955
   Average interest rate                    7.50%          7.50%          7.50%          7.50%          7.50%            11.46%

   Variable-rate                        $575,000             --         15,000         30,000        153,200           665,000
   Average interest rate                    5.60%            --           6.68%          6.68%          6.68%             9.23%



Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

      The financial statements of the Company are filed under this item beginning on page II-16.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

      None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
PRIMESTAR, Inc.:


     We have audited the accompanying consolidated balance sheets of PRIMESTAR, Inc. and subsidiaries (as defined in note 1) as of December 31, 1998 and 1997 and the related consolidated statements of operations, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRIMESTAR, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG LLP

Denver, Colorado
April 15, 1999

                        PRIMESTAR INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                                                         1998                 1997
                                                                  -------------------  -------------------
                                                                            amounts in thousands
Assets
------

Cash and cash equivalents                                                  $       --                6,084

Trade accounts receivable                                                     117,655               40,386
Other receivables                                                              29,387                   --
                                                                           ----------            ---------
                                                                              147,042               40,386
Less allowance for doubtful accounts                                            7,442                5,307
                                                                           ----------            ---------
                                                                              139,600               35,079
                                                                           ----------            ---------

Prepaid expenses                                                                3,967                1,262

Investment in PRIMESTAR Partners L.P. (the   "Partnership")
 (note 3)                                                                          --               11,093


Property and equipment, at cost:
 Satellites                                                                        --              463,133
 Satellite reception equipment                                              1,198,376              674,387
 Subscriber installation costs                                                270,384              227,131
 Support equipment                                                             93,698               34,389
                                                                           ----------            ---------
                                                                            1,562,458            1,399,040
 Less accumulated depreciation                                                413,868              277,103
                                                                           ----------            ---------
                                                                            1,148,590            1,121,937
                                                                           ----------            ---------

Intangible assets, net of accumulated amortization (note 6)                   786,373                   --

Deferred financing costs and other assets, net of accumulated
 amortization                                                                  33,557               29,401
                                                                           ----------            ---------


                                                                           $2,112,087            1,204,856
                                                                           ==========            =========

                                                                     (continued)

                        PRIMESTAR INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997


                                                                          1998                   1997
                                                                  ---------------------  ---------------------
                                                                              amounts in thousands
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Accounts payable                                                           $   195,873                 50,755
Accrued charges from related parties (note 12)                                  14,792                 62,816
Accrued commissions                                                             16,296                 10,435
Accrued interest payable                                                        16,142                  8,658
Other accrued expenses                                                         104,463                 17,712
Deferred revenue                                                               100,948                 29,675
Due to the Partnership (note 13)                                                    --                463,133
Debt (note 8)                                                                1,833,195                418,729
Deferred income taxes (note 11)                                                 75,057                     --
Other liabilities                                                               40,095                  6,674
                                                                           -----------              ---------

    Total liabilities                                                        2,396,861              1,068,587
                                                                           -----------              ---------


Stockholders' Equity (Deficit) (note 9):
 PRIMESTAR, Inc. ("PRIMESTAR") preferred stock, $.01 par
  value; authorized 350,000,000 shares; none issue                                  --                     --
 PRIMESTAR Class A common stock, $.01 par value;
  authorized 850,000,000 shares; issued 179,143,934 in
  1998                                                                           1,791                     --
 PRIMESTAR Class B common stock, $.01 par value;
  authorized 50,000,000 shares; issued 8,465,324 in 1998                            85                     --
 PRIMESTAR Class C common stock, $.01 par value;
  authorized 30,000,000 shares; issued 13,332,365 in 1998                          133                     --
 PRIMESTAR Class D common stock, $.01 par value;
  authorized 150,000,000 shares; none issued                                        --                     --
 TCI Satellite Entertainment, Inc. ("TSAT") preferred
  stock, $.01 per value; authorized 5,000,000 shares;
  none issued                                                                       --                     --
 TSAT Series A common stock; $1 par value; authorized
  185,000,000 shares; issued 58,239,136 shares in 1997                              --                 58,239
 TSAT Series B common stock, $1 par value; authorized
  10,000,000 shares; issued 8,465,324 shares in 1997                                --                  8,465
 Additional paid-in capital                                                  1,511,041                523,685
 Accumulated deficit                                                        (1,797,824)              (454,120)
                                                                           -----------              ---------

   Total stockholders' equity (deficit)                                       (284,774)               136,269
                                                                           -----------              ---------
Commitments and contingencies (note 13)                                    $ 2,112,087              1,204,856
                                                                           ===========              =========

See accompanying notes to consolidated financial statements.

                        PRIMESTAR INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996


                                                       1998                 1997                 1996
                                                -------------------  -------------------  -------------------
                                                                    amounts in thousands,
                                                                  except per share amounts
Revenue:
 Programming and equipment rental                      $ 1,227,270              512,894              351,548
 Installation                                               62,396               49,096               65,913
                                                       -----------             --------             --------
                                                         1,289,666              561,990              417,461
                                                       -----------             --------             --------
Operating costs and expenses:
 Charges from the Partnership
   (note 12)                                                82,235              259,600              188,724
 Operating (note 12)                                       565,510               23,992               28,546
 Selling, general and administrative
  (note 12)                                                438,795              198,263              193,566
 Transition (note 12)                                       20,855                   --                   --
 Restructuring charges (note 10)                            26,025                   --                   --
 Impairment of long-lived assets (note 2)                  950,289                   --                   --
 Stock compensation                                            414                8,092                 (446)
 Depreciation (note 5)                                     445,911              243,642              191,355
 Amortization                                               97,176                   --                   --
                                                       -----------             --------             --------
                                                         2,627,210              733,589              601,745
                                                       -----------             --------             --------

    Operating loss                                      (1,337,544)            (171,599)            (184,284)
                                                       -----------             --------             --------

Other income (expense):
 Interest expense                                         (145,939)             (47,992)              (2,023)
 Share of losses of the Partnership                         (5,822)             (20,473)              (3,275)
 Other, net                                                 (1,927)               1,723                3,641
                                                       -----------             --------             --------
                                                          (153,688)             (66,742)              (1,657)
                                                       -----------             --------             --------

    Loss before income taxes                            (1,491,232)            (238,341)            (185,941)

Income tax benefit (note 11)                               147,528                   --               45,937
                                                       -----------             --------             --------

    Net loss                                           $(1,343,704)            (238,341)            (140,004)
                                                       ===========             ========             ========

Basic and diluted loss per common share
 (note 6)                                              $     (8.02)               (3.58)               (2.11)
                                                       ===========             ========             ========


See accompanying notes to consolidated financial statements.

                        PRIMESTAR INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 1998, 1997 and 1996


                                                          PRIMESTAR Common Stock               TSAT Common Stock
                                            ----------------------------------------------  -----------------------
                                                 Class A             Class B       Class C    Series A    Series B
                                            ------------------  -----------------  -------  ------------  ---------
                                                                          amounts in thousands
Balance at January 1, 1996                  $               --                 --       --           --         --
 Net loss                                                   --                 --       --           --         --
 TCIC intercompany allocations                              --                 --       --           --         --
 Net cash transfers from TCIC                               --                 --       --           --         --
 Recognition of deferred tax assets
  upon transfer of PRIMESTAR
  Partners investment in connection
  with Distribution (note 4)                                --                 --       --           --         --
 Adjustment to reflect consummation
  of Distribution (note 4)                                  --                 --       --       57,941      8,467
 Issuance of TSAT Series A Common
  Stock upon conversion of notes of
  Tele-Communications, Inc.                                 --                 --       --            5         --
                                            ------------------  -----------------  -------      -------   --------
Balance at December 31, 1996                                --                 --       --       57,946      8,467
 Net loss                                                   --                 --       --           --         --
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                                   --                 --       --           --         --
 Issuance of TSAT Series A Common
  Stock related to restricted stock awards                  --                 --       --           33         --
 Issuance of TSAT Series A Common
  Stock upon conversion of convertible
  securities of Tele-Communications, Inc.                   --                 --       --          258         --
 Conversion of TSAT Series B to TSAT
  Series A                                                  --                 --       --            2         (2)
                                            ------------------  -----------------  -------      -------   --------
Balance at December 31, 1997                                --                 --       --       58,239      8,465
 Net loss                                                   --                 --       --           --         --
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                                   --                 --       --           --         --
 Issuance of TSAT Series A Common
  Stock related to restricted stock awards                  --                 --       --           50         --
 Issuance of TSAT Series A Common
  Stock upon conversion of convertible
  securities of Tele-Communications, Inc.                   --                 --       --          989         --
 Issuance of PRIMESTAR common stock
  in Restructuring (note 3)                              1,791                 85      133      (59,278)    (8,465)
 Reimbursement of TSAT expenses (note
  12)                                                       --                 --       --           --         --
                                            ------------------  -----------------  -------      -------   --------
Balance at December 31, 1998                            $1,791                 85      133           --         --
                                            ==================  =================  =======      =======   ========



                                                                           Due to TCI
                                             Additional                  Communications,        Total
                                               paid-in      Accumulated        Inc.          stockholders'
                                               capital        deficit        ("TCIC")      equity (deficit)
                                            --------------  -----------  ----------------  ----------------
                                                                       amounts in thousands
Balance at January 1, 1996                              --      (75,775)          559,359           483,584
 Net loss                                               --     (140,004)               --          (140,004)
 TCIC intercompany allocations                          --           --            21,009            21,009
 Net cash transfers from TCIC                           --           --           228,622           228,622
 Recognition of deferred tax assets
  upon transfer of PRIMESTAR
  Partners investment in connection
  with Distribution (note 4)                            --           --            29,142            29,142
 Adjustment to reflect consummation
  of Distribution (note 4)                         521,724           --          (838,132)         (250,000)
 Issuance of TSAT Series A Common
  Stock upon conversion of notes of
  Tele-Communications, Inc.                             --           --                --                 5
                                            --------------  -----------  ----------------  ----------------
Balance at December 31, 1996                       521,724     (215,779)               --           372,358
 Net loss                                               --     (238,341)               --          (238,341)
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                            1,781           --                --             1,781
 Issuance of TSAT Series A Common
  Stock related to restricted stock awards             180           --                --               213
 Issuance of TSAT Series A Common
  Stock upon conversion of convertible
  securities of Tele-Communications, Inc.               --           --                --               258
 Conversion of TSAT Series B to TSAT
  Series A                                              --           --                --                --
                                            --------------  -----------  ----------------  ----------------
Balance at December 31, 1997                       523,685     (454,120)               --           136,269
 Net loss                                               --   (1,343,704)               --        (1,343,704)
 Recognition of stock compensation
  related to stock options and
  restricted stock awards                            2,596           --                --             2,596
 Issuance of TSAT Series A Common
  Stock related to restricted stock awards             (50)          --                --                --
 Issuance of TSAT Series A Common
  Stock upon conversion of convertible
  securities of Tele-Communications, Inc.               --           --                --               989
 Issuance of PRIMESTAR common stock
  in Restructuring (note 3)                        984,962           --                --           919,228
 Reimbursement of TSAT expenses (note
  12)                                                 (152)          --                --              (152)
                                            --------------  -----------  ----------------  ----------------
Balance at December 31, 1998                     1,511,041   (1,797,824)               --          (284,774)
                                            ==============  ===========  ================  ================

See accompanying notes to consolidated financial statements.

                        PRIMESTAR INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                                             1998         1997       1996
                                                                         -------------  ---------  ---------
                                                                                amounts in thousands
                                                                                    (see note 7)
Cash flows from operating activities:
 Net loss                                                                 $(1,343,704)  (238,341)  (140,004)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                             543,087    243,642    191,355
    Share of losses of the Partnership                                          5,822     20,473      3,275
    Accretion of debt discount                                                 20,941     16,719         --
    Restructuring charges                                                      26,025         --         --
    Payments related to restructuring charges                                  (6,388)        --         --
    Impairment of long-lived assets                                           950,289         --         --
    Stock compensation                                                            414      8,092       (446)
    Payments related to stock appreciation rights                              (2,479)        --         --
    Deferred income tax expense (benefit)                                    (147,528)        --     24,708
    Other non-cash charges (credits)                                            3,940      6,919       (311)
    Changes in operating assets and liabilities, net of the
     effect of the Restructuring:
       Change in receivables                                                  (79,838)   (15,014)     4,364
       Change in prepaids                                                       3,417       (335)      (841)
       Change in accruals, payables and other
        liabilities                                                           132,375     42,056     24,096
       Change in deferred revenue                                              30,802      7,426      9,005
                                                                          -----------   --------   --------
         Net cash provided by operating activities                            137,175     91,637    115,201
                                                                          -----------   --------   --------

Cash flows from investing activities:
 Cash paid in Restructuring                                                   (54,894)        --         --
 Capital expended for property and equipment                                 (563,334)  (227,327)  (326,621)
 Capital expended for construction of satellites                                   --     (5,448)   (74,785)
 Additional investments in, and related advances to, the
  Partnership                                                                     (75)    (7,073)   (17,552)
 Repayments of advances to the Partnership                                         --      7,815         --
 Other investing activities                                                    (6,365)    (1,581)    (5,458)
                                                                          -----------   --------   --------
         Net cash used in investing activities                               (624,668)  (233,614)  (424,416)
                                                                          -----------   --------   --------

Cash flows from financing activities:
 Borrowings of debt                                                           959,761    498,061    259,000
 Repayments of debt                                                          (469,858)  (344,699)  (263,000)
 Payment of deferred financing costs                                           (9,483)   (17,780)    (7,000)
 Proceeds from issuance of common stock                                           989        471         --
 Increase in due to the Partnership                                                --      5,448     74,785
 Increase in due to TCIC                                                           --         --    250,189
                                                                          -----------   --------   --------
         Net cash provided by financing activities                            481,409    141,501    313,974
                                                                          -----------   --------   --------

         Net increase (decrease) in cash and cash
          equivalents                                                          (6,084)      (476)     4,759


         Cash and cash equivalents:
          Beginning of year                                                     6,084      6,560      1,801
                                                                          -----------   --------   --------

          End of year                                                    $         --      6,084      6,560
                                                                         ============   ========   ========

See accompanying notes to financial statements.

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                        December 31, 1998, 1997 and 1996


(1)  Organization and Basis of Presentation
     --------------------------------------

     The accompanying consolidated financial statements of PRIMESTAR, Inc. ("PRIMESTAR" or the "Company") include the historical financial information of (i) certain satellite television assets (collectively, "TCI SATCO") of TCIC, a subsidiary of Tele-Communications, Inc. ("TCI") for periods prior to the December 4, 1996 consummation of the distribution transaction described in note 4, (ii) TSAT and its consolidated subsidiaries for the period from December 5, 1996 through March 31, 1998 and (iii) PRIMESTAR and its consolidated subsidiaries for the period subsequent to March 31, 1998. PRIMESTAR was incorporated on August 27, 1997, and subsequently, ten shares of the Company's common stock were issued to TSAT for a capital contribution of $10. All significant inter-entity and intercompany transactions have been eliminated.

     The Company owns and operates the PRIMESTAR(R) direct to home satellite service throughout the continental U.S. The PRIMESTAR(R) service is transmitted via a satellite ("GE-2") owned and operated by GE American Communications ("GE Americom") at the 85 West Longitude ("W.L.") orbital position.

(2)  The Hughes Transactions
     -----------------------

     On January 22, 1999, PRIMESTAR announced that it had reached an agreement with Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, to sell its medium-power direct broadcast satellite ("DBS") business and assets to Hughes for $1.1 billion in cash and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at approximately $225 million, based on the closing price of GMH Stock on the date of the purchase agreement (the "Hughes Medium Power Transaction"). The foregoing purchase price is subject to adjustments for working capital at the date of closing. The Company is responsible for the payment of certain obligations not assumed by Hughes, satisfaction of its funded indebtedness and the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements related to the Company's medium power business and proposed high power business strategy. The consummation of the Hughes Medium Power Transaction is subject to various consents from PRIMESTAR's lenders; restructuring of certain of the Company's indebtedness, as described below; and other customary conditions.

     On February 1, 1999 and in connection with the Hughes Medium Power Transaction, the Company commenced tender offers (the "Tender Offers") to purchase 100% of the outstanding principal amount of the Company's 10 7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") at a price of $670 per $1,000 principal amount and 100% of the outstanding principal amount of the Company's 12 1/4% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes", and together with the Senior Subordinated Notes, the "Notes") at a price of 67% of the accreted value of the Senior Subordinated Discount Notes as of February 15, 1999.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     In addition, PRIMESTAR made a separate offer to lenders under the Company's Senior Subordinated Credit Agreement, dated as of April 1, 1998 (the "Interim Loan Agreement"), to purchase 100% of the outstanding principal amount due thereunder at a price of $670 per $1,000 principal amount (the "Offer to Purchase"). Each of the Tender Offers and the Offer to Purchase was subject to a minimum tender condition of 90% of the outstanding principal amount of such issue. In conjunction with the Tender Offers, PRIMESTAR solicited consents to certain proposed amendments to the indentures governing the Notes and the Interim Loan that would eliminate substantially all of the restrictive covenants thereunder and would amend certain other provisions. Consummation of both the Tender Offers and the Offer to Purchase was conditioned upon the closing of the Hughes Medium Power Transaction and other conditions.

     Following several extensions, the Tender Offer and the Offer to Purchase expired on March 25, 1999. The minimum tender conditions were not satisfied under the Tender Offer and Offer to Purchase, and no securities or loans were purchased thereunder.

     Since the announcement of the Hughes Medium Power Agreement and of the proposed restructuring of the Company's senior subordinated indebtedness relating thereto (the "Proposed Debt Restructuring"), the Company has been engaged in negotiations with the representatives of an informal committee (the "Bondholders' Committee") of holders of Notes and with representatives of an informal committee (the "Bridge Lenders' Committee" and, together with the Bondholders' Committee, the "Committees") of holders of loans under the Interim Loan Agreement, with respect to the possible terms and conditions of the Proposed Debt Restructuring. In that connection, the Company has entered into confidentiality agreements with certain representatives of the Committees and has agreed to pay certain expenses of the Committees, including certain fees and expenses of their legal counsel and financial advisor. Based on the progress of such negotiations to date, the Company believes that the Proposed Debt Restructuring will be consummated on terms satisfactory to the Company and such Committees, by means of privately negotiated transactions. However, the Company has not entered into any agreements to date with respect to the terms and conditions of any such restructuring, and there can be no assurance that the Proposed Debt Restructuring will be consummated. In the event the Company is unable to negotiate certain minimum tender conditions in connection with the Proposed Debt Restructuring, the Company does not intend to consummate the Hughes Medium Power Transaction.

     In connection with their approval of the Hughes Medium Power Transaction, the stockholders of PRIMESTAR also approved the payment to TSAT of consideration (the "PRIMESTAR Payment") in the amount of $65 million, payable in shares of GMH Stock, valued at $46.1875 (the closing price of such stock on the date of the purchase agreements with Hughes), subject to the terms and conditions set forth in an agreement dated as of January 22, 1999 (the "PRIMESTAR Payment Agreement"). In consideration of the PRIMESTAR Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of PRIMESTAR, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the PRIMESTAR Payment, granting the Company the right to any appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the PRIMESTAR Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of PRIMESTAR upon any dissolution and winding-up of PRIMESTAR, or otherwise in respect of PRIMESTAR'S existing equity. Such payment is conditioned upon the closing of the Hughes Medium Power Transaction.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     In connection with the Hughes Medium Power Transaction, the Company concluded that it would be unable to recover the carrying value of its assets over their expected remaining useful life. Accordingly, the Company has recorded an impairment loss of $950,289,000 (the "Impairment Loss"), which represents the difference between the carrying value of the Company's assets and their estimated fair value. Such fair value was based upon the estimated consideration to be received by the Company in the Hughes Medium Power Transaction.

     The reduction in carrying amount of assets included in the Impairment Loss is as follows (amounts in thousands):

Property and equipment:
 Satellite reception equipment                              $103,898
 Subscriber installation costs                               223,541
Intangible assets:
 Excess purchase price over acquired net assets              401,475
 Tradename                                                   221,375
                                                            --------

                                                            $950,289
                                                            ========

     In a separate transaction, the Company announced that TSAT and the Company had reached an agreement with Hughes to sell (i) TSAT's authorizations granted by the Federal Communications Commission (the "FCC") and other assets and liabilities relating to a proposed DBS system being constructed by Tempo Satellite, Inc. ("Tempo"), a subsidiary of TSAT, at 119 degrees W.L. (collectively, the "Tempo DBS Assets") and (ii) PRIMESTAR's rights relating to the Tempo DBS Assets (see note 13) to Hughes, for aggregate consideration valued at $500 million (the "Hughes High Power Transaction"). Pursuant to the agreement, Hughes would assume $465 million of TSAT's liability to the Partnership, pay TSAT $2.5 million in cash and pay PRIMESTAR and the Partnership $32.5 million in cash. In addition, the Partnership has agreed to forgive amounts due from TSAT in excess of the $465 million to be assumed by Hughes ($4,498,000 at December 31, 1998). To facilitate such transaction, the Partnership would terminate and relinquish the Tempo Capacity Option, as defined in note 13.

     Due to the fact that regulatory approval is required to transfer certain of the Tempo DBS Assets to Hughes, the Hughes High Power Transaction will be completed in two steps. Effective March 10, 1999, the first closing of the Hughes High Power Transaction (the "First Closing") was consummated whereby Hughes acquired one of Tempo's high power satellites ("Tempo DBS-2") and PRIMESTAR's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to PRIMESTAR and the Partnership for the Tempo DBS-2 Option and the termination of the Partnership's rights under the Tempo Capacity Option, (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to the Partnership from TSAT in exchange for Tempo DBS-2. Simultaneously with the First Closing, Hughes repaid the liability to the Partnership that Hughes assumed.

With regard to the sale of the remaining assets contemplated by the Hughes High Power Agreement (the "Second Closing"), Tempo has been notified that its in-orbit satellite ("Tempo DBS-I") experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-I is not yet complete. Notwithstanding the foregoing, the Second Closing, which is subject to the receipt of appropriate regulatory approvals and other customary closing conditions, is expected to be consummated in the second quarter of 1999. In the event the Second Closing is not consummated and the Hughes High Power Agreement is abandoned, there can be no assurance that the Company will be able to recover the carrying amount of its satellite rights.

In addition, consummation of the Hughes Medium Power Transaction is not dependent on completion of the Hughes High Power Transaction, and completion of the Hughes High Power Transaction is not dependent on consummation of the Hughes Medium Power Transaction.

     The Company has a history of operating losses and reported an accumulated deficit at December 31, 1998. In connection with the Hughes Medium Power Transaction, affiliates of the stockholders of the Company, other than TSAT, and an affiliate of TCI have committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013 million. Management of the Company believes, but cannot assure, that when such funds are combined with the proceeds from the Hughes Medium Power and High Power Transactions and the Company's existing sources of liquidity, that the Company will be able to meet its obligations as they become due and payable.

     In the event the Hughes Medium Power Transaction is not consummated and is abandoned, the Company currently intends to continue operating its medium power business. Under such scenario, the Company anticipates that it would curtail marketing and sales activities, reduce the number of new installations and otherwise reduce expenditures to the extent possible. The Company believes, but cannot assure, that in such event, the Company's cash flow from continuing operations, commitments from the Company's stockholders to make certain funds available to the Company and proceeds from the Hughes High Power Transaction would provide the necessary funds for the Company to meets its obligations as they become due and payable through December 31, 1999. In the event the Company is unable to meet its obligations as they become due and payable, the Company may be required to restructure or refinance certain of its liabilities. There can be no assurance that such restructuring or refinancing, if necessary, would be accomplished on terms acceptable to the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3)  The Restructuring and the TSAT Merger
     -------------------------------------

     The Restructuring
     -----------------

     Effective April 1, 1998 (the "Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among the Company, TSAT, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), and GE Americom, and (ii) an Asset Transfer Agreement dated as of February 6, 1998 (the "TSAT Asset Transfer Agreement"), between the Company and TSAT, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to the Company (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo,
     (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under agreements with the Company and others. In addition, (i) the business of the Partnership, (ii) the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), including certain related assets and liabilities of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (iii) the interest in the Partnership of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

     In connection with the Restructuring, each of TSAT, Comcast, Cox, MediaOne, Newhouse, TWE and GE Americom received from the Company (i) cash or an assumption of indebtedness, (ii) shares of Class A Common Stock, $.01 par value per share, of the Company, ("Class A Common Stock"), (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of the Company ("Class B Common Stock"), and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 par value per share, of the Company ("Class C Common Stock"), in each case in an amount determined pursuant to the Restructuring Agreement. The total consideration paid by PRIMESTAR to the Non-TSAT Parties (including assumed liabilities) aggregated approximately $2.2 billion comprising $1.3 billion of cash and assumed liabilities and $900 million of common stock.

     As of December 31, 1998, the approximate ownership of PRIMESTAR's common stock was as follows:

                                                                    Ownership
               Name of Beneficial Owner                             Percentage
               ------------------------                             ----------

               TSAT                                                   37.23%
               TWE and Newhouse (collectively)                        30.02%
               Comcast                                                9.50%
               MediaOne                                               9.69%
               Cox                                                    9.43%
               GE Americom                                            4.13%

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The TSAT Asset Transfer has been recorded at TSAT's historical cost, and the remaining elements of the Restructuring, as set forth above, have been accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties has been allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

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

                                                                                Year ended
                                                                               December 31,
                                                           ----------------------------------------------------
                                                                     1998                       1997
                                                           -------------------------  -------------------------

Revenue                                                                 $ 1,493,729                  1,272,274
Net loss                                                                $(1,434,214)                  (509,620)
Loss per common share                                                   $     (7.14)                     (2.54)

     The TSAT Merger
     ---------------

     Effective February 6, 1998, PRIMESTAR and TSAT entered into an Agreement and Plan of Merger (the "TSAT Merger Agreement"), providing for the merger of TSAT with and into PRIMESTAR, with PRIMESTAR as the surviving corporation (the "TSAT Merger"). In connection with the First Closing, the Company and TSAT terminated the TSAT Merger Agreement.

(4)  Distribution Transaction
     ------------------------

     On December 4, 1996 (the "Distribution Date"), TCI distributed (the "Distribution") all the capital stock of the Company to the holders of Tele-Communications, Inc. Series A TCI Group Common Stock (the "Series A TCI Group Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (the "Series B TCI Group Stock" and, together with the Series A TCI Group Stock, the "TCI Group Stock"). Holders of TCI Group Stock received one share of TSAT Series A Common Stock for each ten shares of Series A TCI Group Stock owned and one share of TSAT Series B Common Stock for each ten shares of Series B TCI Group Stock owned.

     In connection with the Distribution, the Company and TCI entered into various agreements, including the "Reorganization Agreement" (see below), the "Fulfillment Agreement" and the "Transition Services Agreement" (see note 12), and an amendment to TCI's existing "Tax Sharing Agreement" (see note 11).

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Pursuant to the Reorganization Agreement, on the Distribution Date, the Company issued to TCIC a promissory note (the "Company Note"), in the principal amount of $250,000,000, representing a portion of the Company's intercompany balance owed to TCIC on such date. The remainder of the Company's intercompany balance owed to TCIC on the Distribution Date (other than certain advances made to the Company by TCIC in 1996 to fund certain construction and related costs associated with the Tempo Satellites, as described in note 13) was assumed by TCI in the form of a capital contribution to the Company. On December 31, 1996, the Company entered into a bank credit agreement (the "Bank Credit Facility") and used a portion of the borrowing availability thereunder to repay in full all principal and interest due to TCIC pursuant to the Company Note.

(5)  Changes in Accounting
     ---------------------

     During the fourth quarter of 1996, the Company changed its depreciation policy for subscriber installation costs. Such change was adopted effective October 1, 1996 and was treated as a change in accounting policy that was inseparable from a change in estimate. Accordingly, the cumulative effect of such change for periods prior to October 1, 1996, together with the fourth quarter 1996 effect of such change, was included in the Company's depreciation expense for the fourth quarter of 1996. Consequently, this change in policy resulted in increases to the Company's depreciation expense, net loss and net loss per share for the year ended December 31, 1996 of $55,304,000 ($8,754,000 of which relates to periods prior to January 1, 1996), $41,478,000 ($6,566,000 of which relates to periods prior to January 1, 1996) and $.62 ($.10 of which relates to periods prior to January 1, 1996), respectively.

     The Company also revised the estimated useful life of certain satellite reception equipment on a prospective basis as of October 1, 1996. Such change in estimate resulted in increases to the Company's depreciation expense, net loss and net loss per share for the year ended December 31, 1996 of $7,796,000, $5,847,000 and $.09, respectively.

(6)  Summary of Significant Accounting Policies
     ------------------------------------------

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

     Investment in PRIMESTAR Partners L.P.

     Prior to the Restructuring, the Company used the equity method to account for its investment in the Partnership. Under this method, the investment, originally recorded at cost, was adjusted to recognize the Company's share of the net earnings or losses of the Partnership as they occurred, rather than as dividends or other distributions were received, limited to the extent of the Company's investment in, and advances and commitments to, the Partnership. The Company's share of net earnings or losses of the Partnership included the amortization of the difference between the Company's investment and its share of the net assets of the Partnership.
     As part of the Restructuring, the Partnership became a wholly-owned subsidiary of the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 4 to 6 years (4 to 8 years through September 30, 1996) for satellite reception equipment and 3 to 10 years for support equipment. Subscriber installation costs are depreciated over the estimated average life of a subscriber (4 years). Any subscriber installation costs that have not been fully depreciated at the time service to a subscriber is terminated are charged to depreciation expense during the period in which such termination occurs.

     Repairs and maintenance are charged to operations, and betterments and additions are capitalized. At the time of ordinary retirements of satellite reception equipment, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto.

     The Company periodically reviews the carrying amount of its long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. PRIMESTAR generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Intangible Assets

     Intangible assets at December 31, 1998 are comprised of the following (amounts in thousands):

  Customer relationships                    $390,000
  Satellite rights                           469,498
                                            --------
                                             859,498
  Accumulated amortization                   (73,125)
                                            --------
                                            $786,373
                                            ========

     Customer relationships are amortized using the straight-line method over their estimated useful life of 4 years. Satellite rights represent PRIMESTAR's right to use Tempo's two high power communications satellites (the "Tempo Satellites") as described in note 13. The Company is not amortizing such rights as the Company has not launched a high power service utilizing the Tempo Satellites.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     In connection with the Restructuring, the Company recorded tradenames of $230,000,000 and excess cost over acquired net assets of $416,901,000. Such intangible assets were amortized using the straight-line method over 20 years. As of December 31, 1998, such intangible assets were written down to their estimated fair value of zero. Such writedown has been included in the Impairment Loss described in note 2.

     Deferred Financing Costs

     Deferred financing costs are amortized over the term of the related loan facility.

     Revenue Recognition

     Programming and equipment rental revenue is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. To date, direct selling costs have exceeded installation revenue. Payments received from customers at the time of installation to reduce future monthly rental fees are deferred and recognized as revenue over the average life of a customer.

     Programming Carriage Fees

     Payments received from programmers at the time of launch for which future carriage by the Company is required are deferred and recognized as a reduction of programming expense over the term of the programming contract.

     Advertising Costs

     Advertising costs are generally expensed as incurred. Amounts expensed for advertising aggregated $51,859,000, $23,062,000 and $25,622,000 during
     1998, 1997 and 1996, respectively.

     Marketing and Direct Selling Costs

     Marketing and direct selling costs are expensed as incurred. The excess cost of customer premises equipment over proceeds received upon sale of such equipment is recognized at the time of sale and is included in selling expense.

     Residual Sales Commissions

     Residual sales commissions, which become payable upon the collection of programming revenue from certain subscribers, are expensed during the period in which such commissions become payable.

     Stock Based Compensation

     The Company accounts for stock-based employee compensation using the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Income Taxes

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

     Loss Per Common Share

     The loss per common share for the years ended December 31, 1998 and 1997 is based on 167,615,000 and 66,658,000 weighted average shares outstanding respectively. TSAT issued 66,408,000 shares of TSAT common stock pursuant to the Distribution. The loss per share amounts set forth in the accompanying consolidated statements of operations assume that the shares issued pursuant to the Distribution were issued and outstanding since January 1, 1996. Accordingly, the calculation of the loss per share assumes weighted average shares outstanding of 66,408,000 for the year ended December 31, 1996. Excluded from the computation of diluted EPS for the years ended December 31, 1998, 1997 and 1996 are options to acquire 5,395,000, 7,894,000 and 591,000 weighted average shares of common stock, respectively, because inclusion of such options would be anti-dilutive.

     Comprehensive Income (Loss)

     The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(7)  Supplemental Disclosures to Statements of Cash Flows
     ----------------------------------------------------

     Cash paid for interest was $116,193,000, $20,224,000 and $1,946,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for income taxes was not material during the years ended December 31, 1998, 1997, and 1996.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Significant non-cash investing and financing activities for the year ended December 31, 1998 are reflected in the following table (amounts in thousands):



        Cash paid in Restructuring:
        Property and equipment acquired                $  716,821
        Intangible assets                               1,500,034
        Current liabilities assumed, net of
        current assets                                   (116,849)
        Debt assumed                                     (903,299)
        Deferred tax liability                           (222,585)
        Common stock issued                              (919,228)
                                                       ----------
                                                       $   54,894
                                                       ==========

     Transactions effected through the intercompany account with TCIC for periods prior to the Distribution have been considered to be constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

     The non-cash effects of the Distribution are set forth in the accompanying statements of equity.

     Accounts payable includes accrued capital expenditures of $26,593,000, $35,645,000 and $7,713,000 at December 31, 1998, 1997 and 1996,
     respectively, which have been excluded from the accompanying statements of cash flows.


(8)    Debt
       ----

     The components of debt are as follows:

                                                                        December 31,
                                                                 1998                 1997
                                                                 ----                 ----
                                                                    amounts in thousands
        Bank Credit Facility (a)                                   $  513,200               48,000
        Interim Loan Agreement (b)                                    350,000                   --
        Partnership Credit Facility (c)                               575,000                   --
        Senior Subordinated Notes (d)                                 200,000              200,000
        Senior Subordinated Discount Notes (d)                        189,722              168,781
        Other                                                           5,273                1,948
                                                                   ----------              -------

                                                                   $1,833,195              418,729
                                                                   ==========              =======

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(a) In connection with the Restructuring, the Company amended and restated the Bank Credit Facility. As amended, the Bank Credit Facility provides for maximum commitments of up to $700 million, comprising $550 million of revolving loan commitments and $150 million of term commitments, subject to the Company's compliance with operating and financial covenants and other customary conditions. In addition to the outstanding borrowings at December 31, 1998, $30 million of availability under the Bank Credit Facility had been utilized to obtain two outstanding letters of credit. Commencing March 31, 2001, the revolving loan commitments will be reduced quarterly, and outstanding borrowings under the term loan commitments will be payable in quarterly installments, in each case in accordance with a schedule, until final maturity at June 30, 2005.

     Borrowings under the Bank Credit Facility bear interest at variable rates (6.7% at December 31, 1998). In addition, the Company must pay a commitment fee equal to 0.375% on the average daily unused portion of the available commitments, payable quarterly in arrears and at maturity. Such commitment fees were not significant during any of the years presented.

     Borrowings under the Bank Credit Facility are guaranteed by all restricted subsidiaries of the Company (defined under the Bank Credit Facility to mean each of the Company's domestic subsidiaries of which the Company owns directly or indirectly at least 80% of the outstanding capital stock), and secured by collateral assignments or other security interests. The Bank Credit Facility contains covenants regarding debt service coverage and leverage, as well as negative covenants restricting, among other things indebtedness, liens and other encumbrances, mergers or consolidation transactions, transactions with affiliates, investments, capital expenditures, and payment of dividends and other distributions.

     At April 1, 1999, the Company was not in compliance with one of the covenants in the Bank Credit Facility regarding the provision of audited financial statements to the lenders under the Bank Credit Facility (the "Banks") within 90 days of the Company's fiscal year-end. The Company will remedy such event of noncompliance in accordance with the terms of the Bank Credit Facility by providing its audited financial statements to the Banks prior to April 30, 1999.

(b) On the Closing Date, the Company entered into the Interim Loan Agreement with certain financial institutions (the "Lenders") with respect to a $350 million unsecured senior subordinated interim loan (the "Interim Loan"). The Interim Loan Agreement provided for commitments of $350 million. The commitments were fully funded to the Company on the Closing Date.

     The obligations under the Interim Loan Agreement were due in full one year from the Closing Date. However, the Company had the option to convert any outstanding principal amount of the Interim Loan on such date (the "Conversion Date") into a term loan maturing on April 1, 2008. The
     Company gave notice of such conversion on March 29, 1999, in accordance with the terms of the Interim Loan Agreement.

     In addition, on the Conversion Date, the Company became obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price.


                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


          The outstanding principal under the Interim Loan Agreement bears interest at a rate per annum equal to the greater of 10% or, at the election of the Lenders, (i) a rate per annum that is equal to the corporate base rate, as provided for in the Interim Loan Agreement,
          (ii) the Federal Funds effective rate, plus 0.50%, or (iii) the London interbank offered rate ("LIBOR") for such period, plus in each case the Applicable Spread (as defined in the Interim Loan Agreement). The interest rate on the Interim Loan in effect at December 31, 1998 was 11.5% which included the Applicable Spread of 650 basis points. The Applicable Spread increases monthly thereafter, with a final increase to 750 basis points from and after April 1, 1999.

          At any time after the Conversion Date, the applicable spread is to be 850 basis points. In addition, at the request of any Lender, the interest rate on all or any portion of the term loan owing to such Lender will be converted to a fixed rate equal to the rate in effect as of the date such Lender gave notice to the Company.

          Interest was payable monthly in arrears on the last day of each month until the Conversion Date. Thereafter, interest is payable quarterly in arrears, except for any term loan converted to a fixed rate loan, in which event interest is payable on March 31 and September 30 of each year. If interest payable by the Company exceeds 15%, the Company may elect to pay all or a portion of the interest in excess of 15% by issuance of notes in an aggregate principal amount equal to such excess amount.

          Prior to the Conversion Date, the Company could prepay the Interim Loan without penalty. After the Conversion Date, certain limited prepayments are permitted until April 1, 2001 out of the proceeds of certain equity offerings. Otherwise, prepayment is not permitted until on or after April 1, 2003. Prepayment penalties apply to any prepayment prior to April 1, 2006, which penalties are calculated with reference to the interest rate in effect at the time of prepayment. The Interim Loan Agreement provides for mandatory prepayments of the Interim Loan upon the occurrence of certain asset sales, capital contributions, securities issuances and a change of control (as defined in the Interim Loan Agreement) of the Company.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(c) The Partnership Credit Facility, as amended, allows for borrowings up to $585 million, and borrowings thereunder are collateralized by letters of credit (the "Partnership Letters of Credit"), which were arranged for by affiliates of the partners of the Partnership (the "Partners") (or, in the case of TSAT, affiliates of TCI) other than GE Americom. In connection with the Restructuring, the Partnership became an indirect, wholly-owned subsidiary of the Company. In addition, the Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and/or other existing documentation relating thereto, including all existing and future payment obligations. The obligations of the Company under such Reimbursement Agreements are subordinated in right of payment, in the manner set forth in the Reimbursement Agreement, to all indebtedness of the Company under the Bank Credit Facility, the Interim Loan Agreement and the Notes.

     Borrowings under the Partnership Credit Facility bear interest at variable rates (5.6% at December 31, 1998). In addition, the Company must pay quarterly, in arrears, a commitment fee of 3/16% per annum on the daily unused portion of the facility. Such commitment fees were not significant during the year ended December 31, 1998.

     The maturity date of the Partnership Credit Facility is June 30, 1999.

(d) On February 20, 1997, the Company issued the Senior Subordinated Notes having an aggregate principal amount of $200,000,000 and the Senior Subordinated Discount Notes having an aggregate principal amount at maturity of $275,000,000.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issuances or on the current rates offered to the Company for debt of the same remaining maturities. With the exception of the Notes, which had an aggregate fair value of $158,090,000 at December 31, 1998, PRIMESTAR believes that the fair value and the carrying value of its debt were approximately equal at December 31, 1998.

     As of December 31, 1998, annual maturities of the Company's debt for each of the next five years were as follows (amounts in thousands):

               1999                         $575,921
               2000                            1,013
               2001                           15,342
               2002                           30,368
               2003                          153,596


(9)  Stockholders' Equity
     -------------------------

     PRIMESTAR Preferred Stock
     -------------------------

     The Restated Certificate of Incorporation of the Company authorizes the PRIMESTAR Board of Directors (the "Board") to provide for the issuance of all or any shares of preferred stock of the Company in one or more series and to fix for each series the number of shares constituting such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board providing for the issuance of such series. As of December 31, 1998, no series of preferred stock have been designated.

     PRIMESTAR Common Stock
     ----------------------

     Holders of Class A Common Stock are entitled to one vote for each share of such stock held, holders of Class B Common Stock are entitled to ten votes for each share of such stock held and holders of Class C Common Stock are entitled to ten votes for each share of such stock held. Holders of Class D Common Stock are not entitled to any voting rights with respect to such shares, except as may be required by law.

     Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock. Each share of Class C Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock, and will be mandatorily and automatically so converted upon the tenth anniversary of the Closing Date.

     TSAT Preferred Stock
     --------------------

     Prior to the Restructuring, TSAT was authorized to issue 5,000,000 shares of Preferred Stock.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     TSAT Common Stock
     -----------------

     Prior to the Restructuring, the TSAT Series A Common Stock had one vote per share and the TSAT Series B Common Stock had ten votes per share. Each share of TSAT Series B Common Stock was convertible, at the option of the holder, into one share of TSAT Series A Common Stock.

     Employee Retirement Plan
     ------------------------

     Prior to the Restructuring, TSAT maintained an employee stock purchase plan (the "TSAT Plan") pursuant to which employees could contribute up to 10% of their compensation. TSAT, by annual resolution of the TSAT Board of Directors (the "TSAT Board"), could elect to contribute up to 100% of the amount contributed by employees. In connection with the Restructuring and effective June 30, 1998, the TSAT Plan was merged with and into the Partnership's amended and restated retirement plan, which has been renamed the PRIMESTAR, Inc. 401(k) Savings Plan.

     Stock Options
     -------------

     In June 1996, the Board of Directors of TCI (the "TCI Board") authorized TCI to permit certain of its executive officers to acquire equity interests in certain of TCI's subsidiaries. In connection therewith, the TCI Board approved the acquisition by each of two executive officers of TCI who were not employees of TSAT (the "TCI Officers"), of 1.0% of the net equity of TSAT. The TCI Board also approved the acquisition by the chief executive officer and a director of TSAT (the "TSAT Officer"), of 1.0% of the net equity of TSAT and the acquisition by an executive officer of certain TCI subsidiaries who is also a director, but not an employee, of TSAT (the "TCI Subsidiary Officer"), of 0.5% of the net equity of TSAT. The TCI Board determined to structure such transactions as grants by TSAT to such persons of options to purchase shares of TSAT Series A Common Stock representing 1.0% (in the case of each of the TCI Officers and the TSAT Officer) and 0.5% (in the case of the TCI Subsidiary Officer) of the shares of TSAT Series A Common Stock and TSAT Series B Common Stock issued and outstanding on the Distribution Date, determined immediately after giving effect to the Distribution, but before giving effect to any exercise of such options (the "Distribution Date Options").

     Pursuant to the Reorganization Agreement, and (in the case of the TCI Officers and the TCI Subsidiary Officer) in partial consideration for the capital contribution made by TCI to TSAT in connection with the Distribution, TSAT agreed, effective as of the Distribution Date, to bear all obligations under such options and to enter into stock option agreements with respect to such options with each of the TCI Officers, the TSAT Officer and the TCI Subsidiary Officer

     Distribution Date Options to purchase 2,324,266 shares of TSAT Series A Common Stock at a per share price of $8.86 were granted on the Distribution Date. The market price of the TSAT Series A Common Stock on such date was $12.63. As originally granted, the Distribution Date Options vest in 20% cumulative increments on each of the first five anniversaries of February 1, 1996, and will be exercisable for up to ten years following February 1, 1996. Compensation expense with respect to the Distribution Date Options held by the TSAT Officer aggregated $1,026,000, $1,101,000 and $95,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     On the Distribution Date, the TSAT Board adopted, and TCI as the sole stockholder of TSAT prior to the Distribution, approved, the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "TSAT 1996 Plan"). The TSAT 1996 Plan provides for awards to be made in respect of a maximum of 3,200,000 shares of TSAT Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights ("SARs"), restricted shares, stock units, performance awards or any combination thereof. As originally granted, options granted pursuant to the TSAT 1996 Plan vest evenly over five years from the date of grant and expire 10 years from the date of grant.

     In March 1998, stockholders of TSAT approved the TCI Satellite Entertainment, Inc. 1997 Nonemployee Director Stock Option Plan (the "TSAT DSOP") including the grant, effective as of February 3, 1997, to each person that as of that date was a member of the TSAT Board and was not an employee of TSAT or any of its subsidiaries, of options to purchase 50,000 shares of TSAT Series A Common Stock. Pursuant to the TSAT DSOP, options to purchase 200,000 shares of TSAT Series A Common Stock were granted at an exercise price of $8.00 per share. As originally granted, options issued pursuant to the TSAT DSOP vest and become exercisable over a five-year period from the date of grant and expire 10 years from the date of grant. In November 1997, the TSAT Board voted to increase the number of directors by one, and the director named to fill such newly created directorship received options to purchase 50,000 shares of TSAT Series A Common Stock at an exercise price of $6.50.

     In February 1997, certain key employees of TSAT were granted, pursuant to the TSAT 1996 Plan, an aggregate of 325,000 restricted shares of TSAT Series A Common Stock. Such restricted shares had a grant-date fair value of $8.00. As originally granted, such restricted shares vest as to 50% on January 1, 2001 and as to the remaining 50% on January 1, 2002. Compensation expense with respect to the restricted shares aggregated $1,570,000 and $585,000 during the years ended December 31, 1998 and 1997, respectively.

     In November 1997, the TSAT Board and the compensation committee of the TSAT Board approved modifications to the vesting provisions of all options and restricted stock awards issued pursuant to the TSAT 1996 Plan, (i) accelerating the vesting schedules under such options, to provide for vesting in three equal annual installments, commencing February 1998, and
     (ii) accelerating the vesting schedules under such restricted stock awards to provide for vesting of 50% on each of the second and third anniversaries of the date of granting. Options granted prior to the Distribution, which were 40% vested in February 1998, will become two-thirds vested in February 1999 and fully vested in February 2000.

     On April 2, 1998, the PRIMESTAR Board of Directors approved the PRIMESTAR, Inc. 1998 Incentive Plan (the "1998 PRIMESTAR Plan"). The 1998 PRIMESTAR Plan provides for awards to be made in respect of a maximum of 7,000,000 shares of Class A Common Stock. Awards may be made as grants of stock options, SARs, restricted shares, stock units, performance awards or any combination thereof. Options granted pursuant to the 1998 PRIMESTAR Plan vest evenly over three years from the date of grant and expire 10 years from the date of grant.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options, and accordingly, compensation expense has been recognized for its stock options in the accompanying financial statements using the intrinsic value method. Had the Company determined compensation expense based on the grant-date fair value method pursuant to Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been $240,384,000 and $3.61 for 1997 and would not have been significantly different than the amounts reported for 1998 or 1996.

     The following table presents the number, weighted-average exercise price and weighted-average grant-date fair value of options to buy TSAT Series A Common Stock and Class A Common Stock.


                                                  Number of options               Weighted-       Weighted-
                                       ---------------------------------------     average         average
                                              TSAT              PRIMESTAR          exercise       grant-date
                                            Series A             Class A            price         fair value
                                       -------------------  ------------------  --------------  --------------


Granted in connection with                     ----------
 Distribution                                   2,324,266                                $8.86           $8.74
                                               ----------


Outstanding at December 31, 1996                2,324,266                                 8.86


 Granted                                        1,070,000                                 7.93            4.77
                                               ----------

Outstanding at December 31, 1997                3,394,266                                 8.57


 Options not assumed by
  PRIMESTAR (1)                                (3,394,266)

 Granted                                               --           4,934,993             7.69            5.95
 Canceled                                              --            (242,285)            7.69
                                               ----------   -----------------

Outstanding at December 31, 1998                       --           4,692,708             7.69
                                               ==========   =================


Exercisable at December 31, 1996                       --
                                               ==========


Exercisable at December 31, 1997                  464,853                                 8.86
                                               ==========


Exercisable at December 31, 1998                                           --
                                                            =================

 ________________

     (1) At the time of the Restructuring, none of the outstanding options to acquire TSAT common stock were converted into options to acquire PRIMESTAR common stock. However, PRIMESTAR assumed TSAT's liability with respect to any future cash payment to be made upon exercise by any PRIMESTAR employee of an option or SAR issued by TSAT prior to the Restructuring.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Options outstanding at December 31, 1998 have an exercise price of $7.69 and a weighted-average remaining contractual life of approximately nine years.

     The respective estimated grant-date fair values of the options noted above are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a 65% volatility rate; (c) the 10-year option term; (d) the closing price of the TSAT Series A Common Stock on the date of grant; and (e) an expected dividend rate of zero.

     Pursuant to the Reorganization Agreement, TSAT granted to TCI an option to purchase up to 4,765,000 shares of TSAT Series A Common Stock, at an exercise price of $1.00 per share, as required by TCI from time to time to meet its obligations under the conversion features of certain convertible securities of TCI as such conversion features were adjusted as a result of the Distribution. During 1998, 1997 and 1996, TCI purchased 989,000 shares, 258,000 shares and 5,000 shares, respectively, of TSAT Series A Common Stock pursuant to such option.

     In connection with the Distribution, TCI and the Company also entered into a "Share Purchase Agreement" to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Stock and TSAT Series A Common Stock, respectively, as necessary to satisfy their respective obligations after the Distribution Date under certain stock options and SARs held by their respective employees and non-employee directors.

     Other
     -----

     At December 31, 1998, a total of 4,692,708 shares of Class A Common Stock were reserved for issuance pursuant to the 1998 PRIMESTAR Plan. In addition, one share of Class A Common Stock is reserved for each outstanding share of Class B Common Stock and Class C Common Stock.

(10) Restructuring Charges
     ---------------------

     During 1998, the Company reorganized its operations. In connection therewith, the Company closed certain of its local offices and reduced its corporate work force. As a result, the Company terminated approximately 700 employees. In connection with such reorganization, the Company recognized restructuring charges of $26,025,000. Such restructuring charges related to (i) severance costs for terminated employees ($18,828,000), (ii) lease cancellation fees and other office shutdown costs ($3,617,000) and (iii) the net book value of abandoned equipment ($3,580,000). As of December 31, 1998, the Company had paid approximately $6,388,000 of the restructuring charges and has a remaining accrual of $16,057,000.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(11) Income Taxes
     ------------

     Through the Distribution Date, TSAT's results of operations were included in TCI's consolidated U.S. Federal income tax returns, in accordance with the existing tax sharing arrangements among TCI and its consolidated subsidiaries. Effective July 1, 1995, TCI, TCIC and certain other subsidiaries of TCI entered into a tax sharing agreement (the "Tax Sharing Agreement"), which formalized such pre-existing tax sharing arrangements and implemented additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. In connection with the Distribution, the Tax Sharing Agreement was amended to provide that TSAT be treated as if it had been a party to the Tax Sharing Agreement, effective July 1, 1995. TSAT's intercompany income tax allocation through the Distribution Date has been calculated in accordance with the Tax Sharing Agreement. Subsequent to the Distribution Date, the Company files separate U.S. Federal and state income tax returns.

     Income tax benefit (expense) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                                            Current           Deferred             Total
                                                        ----------------  -----------------  -----------------
                                                                         amounts in thousands
     Year ended December 31, 1998:
       Federal                                          $             --           128,243            128,243
       State and local                                                --            19,285             19,285
                                                        ----------------           -------            -------
                                                        $             --           147,528            147,528
                                                        ================           =======            =======

     Year ended December 31, 1997:
       Federal                                          $             --                --                 --
       State and local                                                --                --                 --
                                                        ----------------           -------            -------
                                                        $             --                --                 --
                                                        ================           =======            =======

     Year ended December 31, 1996:
       Intercompany allocation                                   $70,645                --             70,645
       Federal                                                        --           (17,699)           (17,699)
       State and local                                                --            (7,009)            (7,009)
                                                        ----------------           -------            -------
                                                                 $70,645           (24,708)            45,937
                                                        ================           =======            =======

     Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                                       Years ended December 31
                                                       -------------------------------------------------------
                                                             1998               1997               1996
                                                       -----------------  -----------------  -----------------
                                                                        amounts in thousands
     Computed "expected" tax benefit                          $ 521,931             83,419             65,079
     State and local income taxes, net
       of Federal income tax benefit                             12,535             13,009             (2,672)
     Change in valuation allowance                             (238,739)           (98,521)           (16,371)
     Amortization of goodwill                                  (145,915)                --                 --
     Other                                                       (2,284)             2,093                (99)
                                                              ---------            -------            -------
                                                              $ 147,528                 --             45,937
                                                              =========            =======            =======

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                December 31,
                                                                 ------------------------------------------
                                                                         1998                  1997
                                                                 --------------------  --------------------
                                                                           amounts in thousands
Deferred tax assets:
 Net operating loss carry forwards                                         $ 226,823               133,024
 Investment in the Partnership:
   Due to an increase in tax basis upon transfer from
    TCIC to the Company                                                       29,305                29,305
   Due principally to losses recognized for financial
    statement purposes in excess of losses recognized
    for tax purposes                                                              57                 2,671
 Property and equipment principally due to impairment
  write-offs for financial statement purposes                                 11,801                    --
 Future deductible amounts principally due to accruals
  deductible in later periods                                                 12,310                 5,028
                                                                           ---------              --------
 Total deferred tax assets                                                   280,296               170,028
   Less-valuation allowance                                                 (238,739)             (114,892)
                                                                           ---------              --------
 Net deferred tax assets                                                      41,557                55,136
Deferred tax liabilities:
 Intangible assets recorded in purchase accounting for
  financial statement purposes                                               116,614                    --
 Property and equipment, principally due to differences
  in depreciation                                                                 --                55,136
                                                                           ---------              --------
Net deferred tax liability                                                 $  75,057                    --
                                                                           =========              ========

     The valuation allowance for deferred tax assets as of December 31, 1998 was $238,739,000. Such balance increased $123,847,000 from December 31, 1997.
     The valuation allowance at December 31, 1997 related to TSAT's net operating loss carryforwards which were not contributed to PRIMESTAR in the Restructuring.

     The Company has analyzed the sources and expected reversal periods of its deferred tax assets. The Company believes that the tax benefits attributable to deductible temporary differences will be realized to the extent of future reversals of existing taxable temporary differences.

     At December 31, 1998, the Company had net operating loss carry forwards for income tax purposes aggregating approximately $593,001,000 of which, if not utilized to reduce taxable income in future periods, $900,000 expire in 2005, $1,200,000 expire in 2006, $2,170,000 expire in 2008, $2,003,000 expire in 2011, $6,200,000 expire in 2012 and $580,528,000 expire in 2018.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(12) Transactions with Related Parties
     ---------------------------------

     Pursuant to the terms of the TSAT Merger Agreement, PRIMESTAR reimbursed TSAT for all reasonable costs and expenses incurred by TSAT (i) to comply with its tax and financial reporting obligations, (ii) to maintain certain insurance coverage and (iii) to maintain its status as a publicly traded company. During the year ended December 31, 1998, such reimbursements aggregated $152,000, and have been reflected as a reduction of PRIMESTAR's equity.

     In addition, PRIMESTAR makes advances to TSAT for the payment of certain costs related to the Tempo Satellites and the proposed high power strategy. Such advances aggregated $6,365,000 during 1998 and have been included in intangible assets in the accompanying consolidated balance sheet. PRIMESTAR anticipates that it will recover the advances upon the sale of the Tempo Satellites to Hughes.

     The Company is a party to a satellite transponder service agreement, as amended (the "GE-2 Agreement") with an affiliate of GE Americom for satellite service on GE-2. As originally executed, the GE-2 Agreement had an initial term extending through February 2003 at an annual rate of $86,340,000, with an option to extend the term through the end-of-life of GE-2. The option to extend has expired without exercise. However, the Company remains in discussions with GE Americom regarding other alternatives for extension of the GE-2 Agreement, and the Company will continue to assess other alternatives if the Hughes Medium Power Transaction is not consummated. No assurance can be given that the parties will agree to any such extension, if necessary, or that any other alternatives will be confirmed. Charges to the Company for the use of GE-2 and other services provided by GE Americom aggregated $64,755,000 for the period from April 1, 1998 through December 31, 1998, and are included in operating expenses in the accompanying consolidated statement of operations.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TCI and the Non-TSAT Parties, other than GE Americom, have arranged for letters of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $10,004,000 during the year ended December 31, 1998 and are included in interest expense in the accompanying consolidated statements of operations.

     Since April 1, 1998, a subsidiary of TCI has provided satellite uplink services to the Company. Charges for such services aggregated $10,659,000 during 1998 and are included in operating expenses in the accompanying consolidated statement of operations.

     Since March 1997, TCI has provided the Company with customer support services from TCI's Boise, Idaho call center. Amounts charged by TCI to the Company for such services aggregated $24,938,000 and $12,173,000 during the years ended December 31, 1998 and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Subsequent to the Restructuring, the Non-TSAT Parties continued to operate certain non-strategic local offices (the "Transition Offices") for approximately three months (the "Transition Period") while the responsibilities of such offices were transferred to other PRIMESTAR offices. By the end of the Transition Period, all of the Transition Offices had been closed. Transition expenses include costs incurred through December 31, 1998 and charged to the Company by the Non-TSAT Parties to operate the Transition Offices during the Transition Period.

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Stock compensation recognized by the Company related to such options aggregated ($2,182,000), $6,134,000 and $(541,000) during the years ended December 31, 1998, 1997 and 1996, respectively.

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

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TCI also provided corporate administrative services to the Company pursuant to a transition services agreement (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, the Company was required to pay TCI a monthly fee of $1.50 per qualified subscriber up to a maximum of $3,000,000 per month, and to reimburse TCI quarterly for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. Charges under the Transition Services Agreement aggregated $3,174,000 and $11,579,000 during the years ended December 31, 1998 and 1997, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Transition Services Agreement was terminated in connection with the consummation of the Restructuring.

     Through the Distribution Date, the effects of all transactions between the Company and TCI were reflected as adjustments to a non-interest bearing intercompany account. As described in note 4, all but $250,000,000 of this intercompany account was forgiven in connection with the Distribution. Subsequent to the Distribution Date, the effects of all transactions (other than those related to the TCIC Credit Facility) have been reflected in a non-interest bearing account between the Company and TCIC and are settled periodically in cash.

     Through December 31, 1996, TCI provided certain installation, maintenance, retrieval and other customer fulfillment services to the Company. The costs associated with such services were allocated to the Company based upon a standard charge for each of the various customer fulfillment activities performed by TCI. During the year ended December 31, 1996, the Company's capitalized installation costs included amounts allocated from TCI of $53,169,000. Maintenance, retrieval and other operating expenses allocated from TCI to the Company aggregated $20,365,000 during the year ended December 31, 1996.

     Effective January 1, 1997, charges for customer fulfillment services provided by TCI were made pursuant to the Fulfillment Agreement entered into by the Company and TCI in connection with the Distribution. Pursuant to the Fulfillment Agreement, TCI continued to provide fulfillment services on an exclusive basis to the Company following the Distribution with respect to customers of the PRIMESTAR(R) medium power service. Such services were performed in accordance with specified performance standards. Charges to TSAT pursuant to the Fulfillment Agreement aggregated $54,823,000 during 1997, of which $46,498,000 were capitalized installation costs. The Fulfillment Agreement terminated on December 31, 1997.

(13) Commitments and Contingencies
     -----------------------------

     At December 31, 1998, the Company's future minimum commitments to purchase satellite reception equipment aggregated approximately $44 million The Company currently purchases all of its integrated receiver/decoders ("IRDs") from one supplier and all of its home satellite dishes ("HSDs") from a different supplier. Each supplier has certain disaster recovery plans. However, a break in production of either IRDs or HSDs could result in a slow down in the addition of new customers and a corresponding reduction in the Company's revenue.

                                                                     (continued)

                       PRIMESTAR, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     As part of the compensation paid to the Company's various sales agents, the Company has agreed to pay certain residual sales commissions during specified periods following the initiation of service (generally five years). Residual payments to sales agents aggregated $25,639,000, $15,364,000, and $11,848,000 during 1998, 1997 and 1996, respectively and were charged to expense in the accompanying consolidated statements of operations.

     In addition to leasing transponder capacity on GE-2, the Company leases business offices and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $9,847,000, $2,237,000, and $2,095,000 in 1998, 1997 and 1996, respectively. Included in the 1998 amount is $2,013,000 related to lease cancellation fees. It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the rental expense incurred during 1998, exclusive of the amounts for lease cancellations.

     In February 1990, Tempo entered into an option agreement with the Partnership granting the Partnership the right and option (the "Tempo Capacity Option"), upon exercise, to purchase or lease 100% of the capacity of the DBS system to be built, launched and operated by Tempo with the purchase price (or aggregate lease payments) being sufficient to cover the costs of constructing, launching and operating such DBS system. In connection with the Tempo Capacity Option and certain related matters, Tempo and the Partnership subsequently entered into two letter agreements (the "Tempo Letter Agreements") which provided for, among other things, the funding by the Partnership of milestone and other payments due under a satellite construction agreement, and certain related costs, through advances by the Partnership to Tempo. The Tempo Letter Agreements permit the Partnership to apply its advances to Tempo against any payments due under the Tempo Capacity Option with respect to its purchase or lease of satellite capacity. The aggregate funding provided to Tempo by the Partnership ($469,498,000 at December 31, 1998) is reflected as satellite rights in the accompanying consolidated balance sheet. On February 7, 1997, the Partnership exercised the Tempo Capacity Option, but no capacity lease or purchase agreement has been entered into in connection therewith. In connection with the Hughes High Power Transaction, Hughes has agreed to assume, and to satisfy and discharge, $465 million of Tempo's obligation to the Partnership for such advances, and the Partnership has agreed to forgive the remaining balance. In addition, the Partnership has agreed to terminate and relinquish its rights under the Tempo Capacity Option.

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

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     The following lists the directors and executive officers of the Company, their birth dates, a description of their business experience and positions held with the Company, as of February 1, 1999.

               Name                                              Position
               ----                                              --------

Carl E. Vogel                        Has served as Chief Executive Officer of the Company since June
                                     1998. Served as Chief Executive Officer of Star Choice Communications,
                                     Inc. ("Star Choice") from October 1997 to June 1998. Prior to joining
                                     Star Choice, Mr. Vogel served as President of EchoStar Communications
                                     Corporation ("EchoStar") since September 1996 and Executive Vice
                                     President and Chief Operating Officer of EchoStar from April 1994 to
                                     September 1996. From 1983 to 1994, Mr. Vogel held various senior executive positions with Jones Intercable, Inc., a major cable television operator.

John C. Malone                       Has served as a director of the Company since the
Born March 7, 1941                   Restructuring.  Dr. Malone has served as Chief Executive
                                     Officer of TCI since January 1994, and as Chairman of the Board of TCI since November 1996 and as Chairman of the Board and a director of TSAT since December 1996.  Dr. Malone served as
                                     President of TCI from January 1994 to March 1997, as Chief
                                     Executive Officer of TCIC from March 1992 to October 1994 and as President of TCIC from 1973 to October 1994.  Dr. Malone has also served as Chairman of the Board and as a director of
                                     Tele-Communications International, Inc. since May 1995. Dr.
                                     Malone is also a director of TCI, TCIC, TCI Pacific
                                     Communications, Inc., The Bank of New York, At Home
                                     Corporation, Lenfest Communications, Inc. and Cablevision
                                     Systems Corporation.


Gary S. Howard                       Has served as a director of the Company since the
Born February 22, 1951               Restructuring.  Mr. Howard has served as Chief Executive
                                     Officer of TSAT since December 1996 and a director of TSAT since November 1996.  From February 1995 through August 1997,
                                     Mr. Howard also served as President of TSAT.  Mr. Howard is also currently an executive officer of TCI and various
                                     subsidiaries of TCI.  Mr. Howard served as Senior Vice
                                     President of TCIC from October 1994 to December 1996, and as
                                     Vice President of TCIC from December 1991 through October 1994.
                                     Mr. Howard is also a director of United Video Satellite Group,
                                     Inc. and Telewest Communications plc.



                                     III-1

               Name                                              Position
               ----                                              --------

John W. Goddard                      Has served as a director of the Company since the
Born May 4, 1941                     Restructuring.  Mr. Goddard has served as a director of TSAT since December 1996.  Mr. Goddard served as President and Chief
                                     Executive Officer of the cable division of Viacom
                                     International, Inc. from 1980 until his retirement in July
                                     1996. Mr. Goddard is also a director of Diva Systems
                                     Corporation.


Leo J. Hindery, Jr.                  Has served as a director of the Company since the
Born October 31, 1947                Restructuring.  Mr. Hindery has served as a director of TSAT since November 1997.  Mr. Hindery has served a President and
                                     Chief Operating Officer of TCI, and as President and a director of TCIC, since March 1997.  Prior to joining TCI, Mr. Hindery was the founder, Managing General Partner and Chief Executive
                                     Officer of InterMedia Partners and its affiliated entities since 1988.  Mr. Hindery is also a director of Cablevision
                                     Systems Corporation and USA Networks.


Joseph J. Collins                    Has served as a director of the Company since the
Born July 27,1944                    Restructuring.  Mr. Collins has also served as Chairman of the
                                     Board and Chief Executive Officer of Time Warner Cable, a
                                     division of TWE, since September 1989.


Daniel P. Cavallo                    Has served as a director of the Company since November 6, 1998.
Born April 7, 1942                   Mr. Cavallo has been an independent consultant in the cable television and satellite industries since April 1995.  Prior to such time, Mr. Cavallo was Senior Vice President of New
                                     Channels Corp., a subsidiary of Newhouse Broadcasting
                                     Corporation.


Robert J. Miron                      Has served as a director of the Company since the
Born July 7, 1937                    Restructuring.  Mr. Miron has also served as the president of
                                     Advance/Newhouse Communications since April 1, 1995.  Mr. Miron served as President of Newhouse Broadcasting from 1986 to April
                                     1995.


Miles L. Davenport                   Has served as a director of the Company since December 23,
Born June 12, 1945                   1998.  Mr. Davenport has also served as Vice President of New
                                     Business Development of MediaOne Group since July 1998.  From
                                     June 1996 to December 1998, Mr. Davenport served as President and Chief Executive Officer of Russian Telecommunications
                                     Development Corporation, a subsidiary of MediaOne Group that invests in Russian telecommunications ventures.  Prior to June
                                     1996, Mr. Davenport held various positions and was responsible for identifying, developing and managing international
                                     opportunities and investments for US WEST International.


                                     III-2


           Name                                              Position
           ----                                              --------
Brian L. Roberts                     Has served as a director of the Company since December 23,
Born June 28, 1959                   1998.  Mr. Roberts has served as President of Comcast
                                     Corporation since 1990.  Mr. Roberts is also a director of At
                                     Home Corporation.


Ajit M. Dalvi                        Has served as a director of the Company since the
Born May 27, 1942                    Restructuring.  Mr. Dalvi has also served as Senior Vice
                                     President of Programming and Strategy for Cox since 1987.


John F. Connelly                     Has served as a director of the Company since the
Born July 3, 1943                    Restructuring.  Mr. Connelly has also served as Chairman of the
                                     Board, President and Chief Executive Officer of GE Americom, a
                                     subsidiary of GE, since 1991.  Mr. Connelly is also a director of Gilat Satellite Networks, Ltd.


Daniel J. O'Brien                    Has served as President and Chief Operating Officer of the
Born December 23, 1958               Company since the Restructuring.  Mr. O'Brien served as
                                     President of the Partnership from June 1997 to the
                                     Restructuring and as President of Time Warner Programming Co.
                                     d/b/a Time Warner Satellite Services Group from October 1993 to
                                     June 1997.


Christopher Sophinos                 Has served as Senior Vice President, Sales and Distribution of
Born January 26, 1952                the Company since the Restructuring.  Has served as President of TSAT since September 1997, and was previously Senior Vice
                                     President of TSAT from February 1996. Mr. Sophinos served
                                     as the President of Boats Unlimited from November 1993 to
                                     September 1998 and has served as a director of Sophinos &
                                     Sons, Inc. since November 1993.


Kenneth G. Carroll                   Has served as Senior Vice President, Finance, and Chief
Born April 21, 1955                  Financial Officer of the Company since the Restructuring.  Has served as Senior Vice President and Chief Financial Officer of
                                     TSAT since February 1995. From December 1994 to May 1997, Mr.
                                     Carroll served as Vice President of TCI K-1, Inc. and as Vice
                                     President of United Artists K-1 Investments, Inc. From April
                                     1994 through January 1995, Mr. Carroll served as Vice President of Business Operations and Chief Financial Officer of Netlink
                                     USA, a subsidiary of TCI; and from July 1992 to May 1994, Mr.
                                     Carroll served as Senior Director of Finance and Business
                                     Operations of Netlink.


Marcus O. Evans                      Has served as Senior Vice President, General Counsel, and
Born December 15, 1949               Secretary of the Company since the Restructuring.  Mr. Evans served as Senior Vice President and General Counsel of the
                                     Partnership from November 1991 to the Restructuring.

                                     Effective March 5, 1999, Mr. Evans terminated his
                                     employment with the Company and is currently engaged as an independent consultant.

                                     III-3

     The directors of the Company will hold office until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

     The Charter and the Bylaws provide that, subject to any rights of the holders of any series of preferred stock of the Company ("PRIMESTAR Preferred Stock") outstanding at any time to elect additional directors to the PRIMESTAR Board of Directors (the "Board,") the Board will consist of eleven members, and will be comprised of Class B Directors, Class C Directors and Common Directors (each as defined below) until the Class C Termination Date. The Bylaws provide that, on and after the Class C termination Date, the Board will consist of not less than three members, the exact number of which will from time to time be determined by resolution of the Board.

     Currently, of the eleven members of the Board, three (the "Class B Directors") are elected by the holders of Class B Common Stock (all of which is currently held by TSAT) and six (the "Class C Directors") are elected by the holders of Class C Common Stock, in each case voting as a separate class. Pursuant to the Stockholders Agreement, currently, of the six Class C Directors, three are nominated by TWE (and TWE has agreed with Newhouse pursuant to the TWE/Newhouse Voting Agreement that of such three, one is nominated by Newhouse) and one is nominated by each of Cox, Comcast and MediaOne. The remaining two members of the Board (the "Common Directors") are nominated by a super-majority vote of the Class B Directors and Class C Directors and elected by the holders of PRIMESTAR Voting Common Stock, voting together as a single class. The number of Class B Directors will decrease as the number of shares of Class B Common Stock outstanding decreases, and the number of Class C Directors will decrease as the number of shares of Class C Common Stock outstanding decreases, in each case in accordance with a schedule set forth in the Charter. The special class rights of the holders of Class B Common Stock and the holders of Class C Common Stock, each voting as a separate class, to elect the Class B Directors and Class C Directors, respectively, will automatically terminate on the Class C Termination Date, at which time the Board will consist exclusively of Common Directors. At any time prior to the Class C Termination Date that the maximum number of Class B Directors or Class Directors is decreased, the number of Common Directors will be correspondingly increased, so that the total number of directors constituting the entire Board remains at eleven. On and after the Class C Termination Date, all members of the Board will be elected by the holders of PRIMESTAR Voting Common Stock, voting together as a single class.

     There are no family relations by blood, marriage or adoption, of first cousin or closer, among the above named individuals.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

     Section 16(a) of the Security Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Security and Exchange Commission ("SEC"). Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                                     III-4

     Based solely on review of the copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, or written representations that no Forms 5 were required, the Company believes that, during the year ended December 31, 1998, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.
         ----------------------

     (a) Summary Compensation Table.  Certain directors, officers and employees
         --------------------------
of TCI and its subsidiaries (including the Company, prior to the Distribution) were granted options to purchase shares of Series A TCI Group Common Stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group Common Stock ("TCI SARs") granted pursuant to various stock plans of TCI (the "TCI Plans").

     Immediately prior to the Distribution, each TCI Option was divided into two separately exercisable options: (i) an option to purchase TSAT Series A Common Stock (an "Add-on TSAT Option"), exercisable for the number of shares of TSAT Series A Common Stock that would have been issued in the Distribution in respect of the shares of Series A TCI Group Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the Distribution Date, and containing substantially equivalent terms as the existing TCI Option, and (ii) an option to purchase Series A TCI Group Stock (an "Adjusted TCI Option"), exercisable for the same number of shares of Series A TCI Group Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the Add-on TSAT Option and the Adjusted TCI Option into which it was divided, and all other terms of the Add-on TSAT Option and Adjusted TCI Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding Adjusted TCI SARs and Add-on TSAT SARs instead of TCI SARs, and to outstanding restricted share awards, resulting in the holders thereof holding restricted shares of TSAT Series A Common Stock in addition to restricted shares of Series A TCI Group Stock, effective immediately prior to the Distribution.

     As a result of the foregoing and as a result of the Restructuring, certain persons who remained TCI employees or non-employee directors after the Distribution and certain persons who were TCI employees prior to the Distribution but became TSAT employees after the Distribution and PRIMESTAR employees after the Restructuring hold both Adjusted TCI Options and separate Add-on TSAT Options and/or hold both Adjusted TCI SARs and separate Add-on TSAT SARs. The obligations with respect to the Adjusted TCI Options, Add-on TSAT Options, Adjusted TCI SARs and Add-on TSAT SARs held by TCI employees and non-employee directors are obligations solely of TCI. The obligations with respect to the Adjusted TCI Options, Add-on TSAT Options, Adjusted TCI SARs and Add-on TSAT SARs held by persons who were Company employees at the time of the Distribution and PRIMESTAR employees after the Restructuring ("Company Employees") are obligations solely of the Company. Prior to the Distribution, TCI and the TSAT entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and Series A Common Stock, respectively, as necessary to satisfy their respective obligations under such securities.

                                     III-5

     The following table is a summary of all forms of compensation paid by PRIMESTAR (or by TSAT) to the officers named therein for services rendered in all capacities to PRIMESTAR (and, prior to the Restructuring, TSAT) for the fiscal years ended December 31, 1998, 1997 and 1996 (total of five persons).

                                               Annual Compensation                 Long-Term Compensation
                                   -------------------------------------------  ----------------------------
                                                                                               Securities
                                                               Other Annual     Restricted     Underlying       All Other
Name and Principal Position                                    Compensation     Stock Award     Options/       Compensation
    with the Company         Year  Salary ($)    Bonus ($)          ($)(5)           ($)            SARs            ($)(9)
---------------------------  ----  ---------   ------------         ------      ------------   ------------        -------
Carl E. Vogel (1)            1998   $242,308    $   118,125         $4,393      $     --           2,000,000 (7)   $  3,283
 (Chief Executive
  Officer)

Daniel J. O'Brien (2)        1998   $272,115    $   310,217         $3,602      $     --             400,000 (7)   $  4,474
 (President)

Christopher Sophinos (3)     1998   $223,105    $    82,885         $5,792      $     --             152,146 (7)   $  6,954
 (Senior Vice President)     1997   $174,538    $    70,000   $         --      $400,000 (6)         100,000 (8)   $ 10,240
                             1996   $ 96,865    $    10,750   $         --      $     --                  --       $     --

Kenneth G. Carroll           1998   $233,327    $    85,619         $3,546      $     --             160,923 (7)   $  6,994
 (Senior Vice President      1997   $174,538    $    78,846         $2,182      $400,000 (6)         100,000 (8)   $  9,934
  and
 Chief Financial Officer)    1996   $119,423    $    33,150   $         --      $      --                 --       $  9,500

Marcus O. Evens (2)          1998   $164,711    $    45,563         $4,271      $      --            146,294 (7)   $  7,860
 (Senior Vice President)                        $   194,685(4)


-----------------------------------------

(1) Mr. Vogel commenced employment with PRIMESTAR on June 11, 1998. Accordingly, the 1998 compensation information included in the table reflects approximately seven months of employment.

(2) Messrs. O'Brien and Evans commenced employment with PRIMESTAR on April 1, 1998. Accordingly, the 1998 compensation information included in the table reflects nine months of employment.

(3) Mr. Sophinos commenced employment with TSAT on February 27, 1996, and accordingly, the 1996 compensation information included in the table reflects ten months of employment.

(4) This amount reflects the payment of obligations under the Partnership's Long-Term Management Incentive Plan, which obligations were assumed by PRIMESTAR in connection with the Restructuring.

(5)  Consists of amounts reimbursed during the year for the payment of taxes.

                                     III-6

(6) Pursuant to the TCI Satellite Entertainment, Inc. 1996 Stock Incentive Plan (the "TSAT 1996 Plan"), Messrs. Sophinos and Carroll were each granted 50,000 restricted shares of TSAT Series A Common Stock in 1997. As originally granted, such restricted shares vested as to 50% on each of January 1, 2001 and January 1, 2002. On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the terms of such awards, accelerating the vesting provisions to provide for vesting of 50% on February 3, 1999 and as to the remaining 50% on
     February 3, 2000.   The value of each Messrs. Sophinos' and Carroll's
     restricted shares at the end of 1998 was $71,900. TSAT has not paid cash dividends on the TSAT Series A Common Stock and does not anticipate paying cash dividends on the TSAT Series A Common Stock at any time in the foreseeable future.

(7) Pursuant to the PRIMESTAR, Inc. 1998 Incentive Plan (the "PRIMESTAR 1998 Plan"), certain executive officers and key employees of the Company were granted stock options with tandem SARS to purchase shares of Class A Common Stock at a purchase price of $7.69. Each such grant of options vests evenly over three years from the date of grant, with such vesting period beginning April 2, 1998, first become exercisable on April 2, 1999 and expire on April 1, 2008.

(8) Pursuant to the TSAT 1996 Plan, Messrs. Sophinos and Carroll were each granted options with tandem SARs to purchase 100,000 shares of TSAT Series A Common Stock at a purchase price of $8.00. As originally granted, each such grant of options vested evenly over five years with such vesting period beginning January 1, 1997, first became exercisable on January 1, 1998 and expired on December 31, 2006. On November 10, 1997, the TSAT Board and the TSAT compensation committee approved modifications to the vesting of all options issued pursuant to the TSAT 1996 Plan, accelerating the vesting schedules under such options from five to three years, commencing February 1998.

(9) Includes dollar value of annual employer contributions to the TCI Employee Stock Purchase Plan (''TCI ESPP'') prior to the Distribution, TSAT contributions to the TSAT Employee Stock Purchase Plan (the "TSAT ESPP") from January 1, 1997 to March 31, 1998 and PRIMESTAR contributions to the TSAT ESPP and the PRIMESTAR, Inc. 401(k) Savings Plan (the "PRIMESTAR Savings Plan") beginning April 1, 1998. All named executives are fully vested in such plans, except Mr. Vogel. Directors who are not employees of TSAT are ineligible to participate in the TSAT ESPP, and directors who are not employees of PRIMESTAR are ineligible to participate in the PRIMESTAR Savings Plan. Also includes insurance premiums paid by (i) PRIMESTAR in 1998 for the benefit of Messrs. Vogel, O'Brien, Sophinos, Carroll and Evans in the amount of $687, $772, $766, $479 and $731, respectively and (ii) TSAT in 1997 for the benefit of Messrs. Sophinos and Carroll in the amount of $740 and $434, respectively.

     (b) Option and SARs Grants in Last Fiscal Year.  Effective April 2, 1998,
         -------------------------------------------
the Board approved and adopted the PRIMESTAR 1998 Plan. The PRIMESTAR 1998 Plan provides for awards to be made in respect of a maximum of 7,000,000 shares of Class A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, SARs, restricted shares, stock units, performance awards or any combination thereof (collectively, "Awards"). Awards may be made to employees and to consultants and advisors to the Company who are not employees.

                                     III-7

     The following table discloses information regarding stock options granted in tandem with SARs during the year ended December 31, 1998 to each of the named executive officers of the Company in respect of shares of Class A Common Stock under the PRIMESTAR 1998 Plan.

                                No. of      % of Total
                              Securities      Options      Exercise        Market
                              Underlying    Granted to        or           Price                       Grant Date
                                Options    Employees in   Base Price      on Grant      Expiration       Present
Name                          Granted (1)      1998         ($/Sh)     Date($/Sh) (2)      Date        Value $ (3)
----                          -----------  -------------  -----------  --------------  -------------  -------------
Carl E. Vogel                  2,000,000           44.6%       $7.69           $7.69   April 2, 2008   $11,900,000
Daniel J. O'Brien                400,000            8.1%       $7.69           $7.69   April 2, 2008   $ 2,380,000
Christopher Sophinos             152,146            3.1%       $7.69           $7.69   April 2, 2008   $   905,269
Kenneth G. Carroll               160,923            3.2%       $7.69           $7.69   April 2, 2008   $   957,492
Marcus O. Evans                  146,294            3.0%       $7.69           $7.69   April 2, 2008   $   870,449


(1) Effective April 2, 1998, certain key employees of PRIMESTAR were granted, pursuant to the PRIMESTAR 1998 Plan, an aggregate of 4,934,993 options in tandem with SARs to acquire shares of Class A Common Stock at a per share exercise price of $7.69 per share. (the "1998 Grant"). Each such grant of options with tandem SARs vests evenly over three years with such vesting period beginning April 3, 1998, first becomes exercisable on April 3, 1999 and expires on April 2, 2008.

(2) Represents the closing market price per share of TSAT Series A Common Stock on April 2, 1998, the date of grant. The TSAT Series A Common Stock price has been used as an estimate of the market price of Class A Common Stock due to the terms and conditions of the TSAT Merger Agreement.

(3) The value shown is based on the Black-Scholes model and is stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
     (a) a 5.5% discount rate; (b) a 65% volatility factor; (c) the 10-year option term; (d) the closing price of TSAT Series A Common Stock on April 2, 1998; and (e) a per share exercise price of $7.69. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised. Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the model.

                                     III-8

     (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values.
         ---------------------------------------------------------------------
The following table provides, for the executives named in the Summary Compensation Table, information on (i) the exercise during the year ended December 31, 1998, of options to purchase Class A Common Stock, (ii) the number of shares of Class A Common Stock, represented by unexercised options owned by them at December 31, 1998, and (iii) the value of those options as of the same date.

                                                                       Number of
                                                                      Securities
                                                                      Underlying
                                                                      Unexercised        Value of
                                                                     Options/SARs     Unexercised In-
                                                                          at             the-Money
                                                                     December 31,     Options/SARs at
                                        Shares                             1998 (#)  December 31, 1998
                                      Acquired on   Value Realized   Exercisable/    ($)Excercisable/
Name                                  Exercise (#)       ($)         Unexercisable     Unexercisable
----                                  -----------   --------------   -------------   -----------------
Carl E. Vogel
 Exercisable                                   --   $           --              --   $              --
 Unexercisable                                 --   $           --       2,000,000   $              --

Daniel J. O'Brien
 Exercisable                                   --   $           --              --   $              --
 Unexercisable                                 --   $           --         400,000   $              --

Christopher Sophinos
 Exercisable                                   --   $           --              --   $              --
 Unexercisable                                 --   $           --         152,146   $              --

Kenneth G. Carroll
 PRIMESTAR Class A
  Exercisable                                  --   $           --              --   $              --
  Unexercisable                                --   $           --         160,923   $              --
 TCI Common Stock (1)
  TCI Group Stock
   Exercisable                                 --   $           --          15,050   $         613,589
   Unexercisable                               --   $           --              --   $              --
  Liberty Media Group Stock
   Exercisable                                 --   $           --           2,250   $          81,630
   Unexercisable                               --   $           --              --   $              --
  TCI Ventures Group Stock
   Exercisable                                 --   $           --          12,900   $         210,129
   Unexercisable                               --   $           --              --   $              --

Marcus O. Evans
 Exercisable                                   --   $           --              --   $              --
 Unexercisable                                 --   $           --         146,294   $              --


----------------------------
(1) Certain employees of TCI who became employees of the Company in connection with the Distribution had previously been granted options with tandem SARs to acquire shares of TCI common stock. The Company assumed the obligation for such options on the Distribution Date.

     (d) Compensation of Directors.  Members of the PRIMESTAR Board do not
         --------------------------
receive any compensation for their services as directors. However, all members of the PRIMESTAR Board who are not employees of a stockholder of the Company are reimbursed for expenses incurred to attend any meetings of the PRIMESTAR Board or any committee thereof.

     During the year ended December 31, 1998, the Company paid Mr. John Goddard, a director of the Company, $28,000 for consulting services.


                                     III-9

     In consideration for Mr. Gary Howard's efforts to consummate the Restructuring, the Company paid Mr. Howard, a director of the Company, a one-time fee of $937,500.

     (e) Employment Contracts and Termination of Employment and Change of
         ----------------------------------------------------------------
Control Arrangements
--------------------

The Company has entered into an employment agreement with Carl Vogel to serve as Chairman of the Board and Chief Executive Officer of the Company (the "CEO Agreement"). The CEO Agreement commenced July 1, 1998 and ends June 30, 2001 unless terminated early in accordance with its provisions. The Company has agreed to pay Mr. Vogel a base salary of not less than (i) $450,000 per annum during the period from July 1, 1998 to June 30, 1999, (ii) $475,000 per annum from July 1, 1999 to June 30, 2000 and (ii) $500,000 per annum from July 1,
2000 to June 30, 2001 (the "CEO Base Salary"). In addition, Mr. Vogel shall be eligible to receive an annual cash bonus of between 75% and 150% of the CEO Base Salary based of the performance of the Company and of Mr. Vogel (the "CEO Bonus"). Payment of the CEO Bonus is at the sole discretion of the Company. The CEO Agreement also provides for the Company to grant Mr. Vogel options to purchase 2,000,000 shares of the Company's Class A Common Stock at a purchase price of $7.69.

The Company and Mr. Vogel each have the right to terminate the CEO Agreement early upon the happening of certain events. If the Company terminates the CEO Agreement without cause or if Mr. Vogel terminates the Agreement for cause, the Company shall make severance payments to Mr. Vogel ranging from $1,200,000 to $1,750,000, depending on the circumstances and subject to Mr. Vogel executing a waiver and release agreement pursuant to which Mr. Vogel would waive any and all claims against the Company.

In the event that Mr. Vogel becomes disabled during the term of the CEO Agreement, the Company has agreed to pay Mr. Vogel disability benefits for the balance of the term of the CEO Agreement and until Mr. Vogel reaches age 65 in an amount equal to 75% of the Base Salary that would have otherwise been paid pursuant to the CEO Agreement had the disability not occurred.

The Company has agreed to obtain $1,000,000 of term life insurance payable upon the death of Mr. Vogel to beneficiaries designated by Mr. Vogel. The Company's obligation is contingent upon Mr. Vogel's satisfactory completion of any applications and other documentation and any physical examination that may be required and to the availability of such insurance. The Company is required to purchase this life insurance for as long as Mr. Vogel remains an employee of the Company. This insurance is in addition to any group plan generally applicable to employees of the Company.

In consideration for the compensation set forth in the CEO Agreement, Mr. Vogel has agreed that during the term of employment and for a period of one year following the termination of employment, he will not, without the prior written consent of the Board of Directors of the Company, render services to others in the business of delivering multi-channel television programming in the United
States by direct broadcast satellite.   Mr. Vogel also agrees that he will not
disclose Company confidential information during the term of employment and thereafter.

                                    III-10

The Company has entered into an employment agreement with Daniel O'Brien to serve as President and Chief Operating Officer of the Company (the "COO Agreement") for the period from April 1, 1998 through December 31, 2000, unless terminated early in accordance with its provisions. The Company has agreed to pay Mr. O'Brien a base salary of not less than (i) $350,000 per annum during the period from April 1, 1998 to June 30, 1998, (ii) $375,000 per annum from July 1, 1998 to June 30, 1999, (iii) $400,000 per annum from July 1, 1999 to June 30, 2000 and (iv) $425,000 per annum form July 1, 2000 to December 31, 2000 (the "COO Base Salary"). In addition, Mr. O'Brien shall be eligible to receive an annual cash bonus of between 75% and 150% of the COO Base Salary based of the performance of the Company and of Mr. O'Brien (the "COO Bonus"). Payment of the COO Bonus is at the sole discretion of the Company. The COO Agreement also provides for the Company to grant Mr. O'Brien, effective April 1, 1998, stock options with tandem stock appreciation rights to purchase 400,000 shares of the Company's Class A Common Stock at a purchase price of $7.69 per share.

The Company and Mr. O'Brien each have the right to terminate the COO Agreement early upon the happening of certain events. If the Company terminates the COO Agreement without cause or if Mr. O'Brien terminates the Agreement for cause, the Company shall make severance payments to Mr. O'Brien equal to two times Mr. O'Brien's then COO Base Salary plus the COO Bonus. In addition, the Company shall make severance payments equal to the value of certain unvested stock options granted by Time Warner, Inc., Mr. O'Brien's former employer and current shareholder of the Company. All such severance payments are subject to execution by Mr. O'Brien of a waiver and release agreement pursuant to which Mr. O'Brien would waive any and all claims against the Company.

In the event that Mr. O'Brien becomes disabled during the term of the COO Agreement, the Company has agreed to pay Mr. O'Brien disability benefits for the balance of the term of the COO Agreement and until Mr. O'Brien reaches age 65 in an amount equal to 75% of the COO Base Salary that would have otherwise been paid pursuant to the COO Agreement had the disability not occurred.

In consideration for the compensation set forth in the CEO Agreement, Mr. O'Brien has agreed that during the term of employment and for a period of one year following the termination of employment, he will not, without the prior written consent of the Board of Directors of the Company, render services to others in the business of delivering multi-channel television programming in the
United States by direct broadcast satellite.   Mr. O'Brien also agrees that he
will not disclose Company confidential information during the term of employment and thereafter.

The Company has also entered into an employment agreement with Kenneth Carroll to serve as Senior Vice President, Finance and Chief Financial Officer for the Company (the "CFO Agreement"). The CFO Agreement is effective as of April 1, 1998 for a period of three years and provides for an initial base salary of $247,500 for the period of April 1, 1998 until December 31, 1998 and $264,825 thereafter with increases at the discretion of

                                    III-11
the Compensation Committee of the Board of Directors. In addition, Mr. Carroll is eligible for a target cash bonus of 45% of his annual base salary (the "Senior Vice President Bonus") based on his performance and the performance of the Company. Payment of the Senior Vice President Bonus is at the sole discretion of the Company. The CFO Agreement also provides for the Company to grant Mr. Carroll options to purchase 160,923 shares of the Company's Class A Common Stock at a purchase price of $7.69 per share.

The Company and Mr. Carroll each have the right to terminate the CFO Agreement early upon the happening of certain events. If the Company terminates the CFO Agreement without cause or if Mr. Carroll terminates the CFO Agreement for good reason, the Company shall make severance payments over a period of time equal to the annual base salary in effect at the time of termination multiplied by 2.90, subject to execution by Mr. Carroll of a waiver and release agreement pursuant to which Mr. Carroll would waive any and all claims against the Company.

In consideration for the compensation set forth in the CFO Agreement, Mr. Carroll has agreed that during the term of employment and for a period of one year following the termination of employment, he will not render services to others in the business of delivering multi-channel television programming in the United States by direct broadcast satellite. Mr. Carroll has also agreed that he will not disclose Company confidential information during the term of employment and thereafter.

The Company has also entered into an employment agreement with Christopher Sophinos to serve as Senior Vice President, Sales and Distribution for the Company (the "Sophinos Agreement"). The Sophinos Agreement is effective as of April 1, 1998 for a period of three years and provides for an initial base salary of $235,000 for the period of April 1, 1998 until December 31, 1998 and $248,000 commencing January 1, 1999 and continuing thereafter with increases at the discretion of the Compensation Committee. In addition, Mr. Sophinos is eligible for the Senior Vice President Bonus based on Mr. Sophinos' performance and the performance of the Company. Payment of the Senior Vice President Bonus is at the sole discretion of the Company. The Sophinos Agreement also provides for the Company to grant Mr. Sophinos options to purchase 152,146 shares of the Company's Class A Common Stock at a purchase price of $7.69 per share.

The Company and Mr. Sophinos each have the right to terminate the Sophinos Agreement early upon the happening of certain events. If the Company terminates the Sophinos Agreement without cause or if Mr. Sophinos terminates the Sophinos Agreement for good reason, the Company shall make severance payments over time equal to the annual base salary in effect at the time of termination multiplied by 2.90, subject to execution by Mr. Sophinos of a waiver and release agreement pursuant to which Mr. Sophinos waives any and all claims against the Company.

In consideration for the compensation set forth in the Sophinos Agreement, Mr. Sophinos has agreed that during the term of employment and for a period of one year following the

                                    III-12
termination of employment, he will not render services to others in the business of delivering multi-channel television programming in the United States by direct broadcast satellite. Mr. Sophinos has also agreed that he will not disclose Company confidential information during the term of employment and thereafter.

The Company has entered into a Separation and Release Agreement with Marcus O. Evans, the Company's General Counsel, effective as of March 5, 1999 (the "GC Agreement"). The GC Agreement provides for Mr. Evans to receive an initial severance payment of $207,691 and a subsequent payment of $101,250 on or before January 30, 2000. In the event that Mr. Evans is not employed as of March 4, 2000, he will be eligible to receive bi-weekly payments of $8,654 (the "Bi-weekly Payments") until the first to occur of (i) he becomes employed or (ii) he has received a total of twenty-six such payments. If Mr. Evans has not become employed at any time between March 4, 2000 and March 2, 2001 (the "Second Year"), the Company has agreed to pay him an additional $101,250 on or before March 30, 2001 (the "Second Year Bonus"). In the event that Mr. Evans becomes an independent contractor at any time during the Second Year, the Company will reduce the Bi-weekly Payments and the Second Year Bonus by the amount of Mr. Evans' Second Year independent contractor income.

The GC Agreement provides for the acceleration of vesting of all options held by Mr. Evans to purchase shares of PRIMESTAR, Inc. Class A Common Stock pursuant to the PIRMESTAR, Inc. 1998 Incentive Plan and the Non-Qualified Stock Option and Stock Appreciation Rights Agreement between Mr. Evans and the Company.

In exchange for the payments set forth, Mr. Evans has agreed to release the Company from any and all claims that Mr. Evans may have against the Company.

The Company has separately entered into a Consulting Agreement with Mr. Evans commencing as of March 6, 1999 pursuant to which Mr. Evans is to provide legal and regulatory affairs services to the Company in exchange for payments by the Company of $175 per hour. The Consulting Agreement terminates no later than June 1, 1999 unless extended by the mutual consent of the Company and Mr. Evans.

                                    III-13

     (f) Additional Information with respect to Compensation Committee
         -------------------------------------------------------------
Interlocks and Insider Participation in Compensation Decisions.  The members of
---------------------------------------------------------------
the Company's compensation committee are Messrs. John F. Connelly and John W. Goddard, each a director of the Company. None of the members of the compensation committee are or were officers of the Company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners.  The following table
         ------------------------------------------------
lists stockholders believed by the Company to be the beneficial owners of more than five percent of the outstanding Company Common Stock as of December 31, 1998. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them except as otherwise stated in the notes to the table.

                                                                 Number of
                                                                   Shares
                 Name and Address                     Title     Beneficially     Percent      Voting
                of Beneficial Owner                  of Class      Owned       of Class (1)  Power (2)
                -------------------                  --------  --------------  ------------  ---------

TCI Satellite Entertainment, Inc.                    Class A      66,345,565          37.0%      38.0%
 8085 S. Chester Street, Suite 300                   Class B       8,465,324           100%
 Englewood  Colorado                                 Class C              --            --

Time Warner Entertainment Company, L.P. ("TWE")(3)   Class A   53,499,980 (3)         29.9%      30.7%
 290 Harbor Drive                                    Class B              --            --
 Stamford, Connecticut                               Class C    6,826,299 (3)         51.2%

Comcast Primestar Holdings, Inc.                     Class A      16,919,448           9.5%       9.7%
 1500 Market Street                                  Class B              --            --
 Philadelphia, Pennsylvania                          Class C       2,158,827          16.2%

 MediaOne of Delaware, Inc.(4)                       Class A      17,274,638           9.6%       9.9%
 5613 DTC Parkway                                    Class B              --            --
 Suite 700                                           Class C       2,204,147          16.5%
 Englewood, Colorado

Cox Communications, Inc.                             Class A      16,796,125           9.4%       9.6%
 1400 Lake Hearn Drive                               Class B              --            --
 Atlanta, Georgia                                    Class C       2,143,092          16.1%

GE Capital Satellites International, Inc.            Class A       8,308,178           4.6%       2.1%
 Four Research Way                                   Class B              --            --
 Princeton, New Jersey                               Class C              --            --

-----------------------------
(1) Based on 179,143,934 shares of Class A Common Stock, 8,465,324 shares of Class B Common Stock and 13,332,365 shares of Class C Common Stock outstanding as of December 31, 1998.


                                    III-14

(2) Based on one vote per share for the shares of Class A Common Stock and ten votes per share for the shares of Class B Common Stock and Class C Common Stock.

(3) Includes 823,900 shares of Class A Common Stock and 105,125 shares of Class C Common Stock held of record by Paragon Communications, Inc., an affiliate of TWE, and 10,587,645 shares of Class A Common Stock and 1,350,925 shares of Class C Common Stock held of record by Advance/Newhouse Partnership, for which TWE has shared voting power pursuant to a voting agreement with a term of 10 years.

(4) The shares indicated are owned of record by Continental Satellite Company, Inc., etc., each of which is a wholly owned subsidiary of MediaOne of Delaware, Inc.

     (b) Security Ownership of Management.  The following table lists the number
         ---------------------------------
of shares of Company Common Stock believed to be owned beneficially by each director, each of the executive officers named in the above Summary Compensation Table, and all directors and executive officers as a group as of December 31, 1998, according to data furnished by the persons named. Shares issuable upon exercise of options and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to beneficially own such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as believed to be owned by them.

                                       Number of Shares
                                      Beneficially Owned
                                -------------------------------
                                      Beneficially Owned                     Percent of Class
                                -------------------------------  ----------------------------------------
                                PRIMESTAR  PRIMESTAR  PRIMESTAR   PRIMESTAR     PRIMESTAR     PRIMESTAR     Voting
                                                      ---------                                            ---------
                                 Class A    Class B    Class C    Class A(1)    Class B(1)    Class C(1)   Power(2)
                                ---------  ---------  ---------  ------------  ------------  ------------  ---------
Directors:
John C. Malone                         --         --         --         --            --            --         --
Leo J. Hindery, Jr.                    --         --         --         --            --            --         --
Gary S. Howard                         --         --         --         --            --            --         --
Joseph J. Collins                      --         --         --         --            --            --         --
Dan Cavallo                            --         --         --         --            --            --         --
Robert J. Miron                        --         --         --         --            --            --         --
Miles L. Davenport                     --         --         --         --            --            --         --
Brian L. Roberts                       --         --         --         --            --            --         --
Ajit M. Dalvi                          --         --         --         --            --            --         --
John F. Connelly                       --         --         --         --            --            --         --
John W. Goddard                        --         --         --         --            --            --         --
Executive Officers:
Carl E. Vogel                   2,000,000         --         --        1.1%           --            --          *
Daniel J. O'Brien                 400,000         --         --          *            --            --          *
Christopher Sophinos              152,146         --         --          *            --            --          *
Kenneth G. Carroll                160,923         --         --          *            --            --          *
Marcus O. Evans                   146,294         --         --          *            --            --          *
All such directors and
executive officers as a
group (17 persons)              2,859,363         --         --        1.6%           --            --          *


----------------------------------------
*  Less than one percent.

(1)  Based on 179,143,934, 8,465,324 and 13,332,365 share of Class A Common
     Stock, Class B Common Stock and Class C Common Stock, respectively, outstanding as of December 31, 1998.

(2) Based on one vote per share for the shares of Class A Common Stock and ten votes per share for the shares of Class B Common Stock and Class C Common Stock outstanding.


                                    III-15

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     In connection with the Roll-up Plan, the Company entered into the following related agreements:

     Stockholders Agreement. Pursuant to the Restructuring Agreement, each of TWE, Newhouse, Comcast, Cox and MediaOne (collectively, the "Class C Stockholders"), the Specified Class B Stockholders (as defined below), GE Americom and PRIMESTAR entered into a Stockholders Agreement (the "Stockholders Agreement") on the Closing Date, which provides for, among other things, certain provisions relating to the nomination of directors to the PRIMESTAR Board of Directors and certain voting agreements, transfer restrictions, conversion restrictions, rights of first refusal and other rights and obligations of the Class C Stockholders, the Specified Class B Stockholders and GE Americom in connection with their respective shares of PRIMESTAR Common Stock. The term of the Stockholders Agreement will be ten years. As used herein, the term "Specified Class B Stockholders" means (i) prior to the TSAT Merger, TSAT (and for certain purposes, John C. Malone), and (ii) after the TSAT Merger, John C. Malone (and, under certain circumstances, certain other holders of Class B Common Stock). Although Dr. Malone does not own directly any shares of Class B Common Stock (all of which are owned by TSAT), he nevertheless executed the Stockholders Agreement on the Closing Date as a Specified Class B Stockholder and is entitled to exercise certain rights thereunder, including the rights of first refusal.

     Registration Rights Agreement. Pursuant to the Restructuring Agreement, at the Closing, a registration rights agreement (the "Registration Rights Agreement") was entered into among PRIMESTAR, TSAT, the Class C Stockholders, GE Americom and John C. Malone. The registration Rights Agreement provides that each of the Class C Stockholders, the Specified Class B Stockholders, GE Americom, respectively, and their respective affiliates, have certain rights, under specific circumstances and subject to certain conditions and exceptions, to require PRIMESTAR to register under the Securities Act all or any portion of their respective shares of Class A Common Stock and Class B Common Stock.

     Reimbursement Agreements. Prior to entering into the Restructuring Agreement, affiliates of each of the Partners (or, in the case of TSAT, affiliates of TCI) other than GE Americom provided letters of credit (collectively, the "PRIMESTAR Letters of Credit") to secure certain obligations of the Partnership under (i) the GE-2 Agreement and (ii) the Partnership Credit Facility. Pursuant to the TSAT Asset Transfer Agreement, PRIMESTAR assumed the rights and obligations of TSAT under the Indemnification Agreements between TSAT and the affiliates of TCI that issued PRIMESTAR Letters of Credit, which include reimbursement obligations in favor of such TCI affiliates with respect to such PRIMESTAR Letters of Credit on substantially the same terms as the Reimbursement Agreements. Each of TWE, Comcast, Cox, MediaOne and TCI (or their respective affiliates) are paid a fee in consideration of their agreement to maintain such PRIMESTAR Letters of Credit outstanding for a period of time following the Closing Date. Payments made by PRIMESTAR pursuant to the Reimbursement Agreements aggregated $10,004,000 during 1998.

     Letter Agreement. In connection with the execution and delivery of the Restructuring Agreement by the parties thereto, John C. Malone entered into a letter of agreement, dated February 6, 1998, for the benefit of such parties (the "Letter Agreement"). The Letter Agreement provides for, among other things, the agreement of Dr. Malone to enter into the Stockholders Agreement and the Registration Rights Agreement at the Closing of the Restructuring Transaction.

                                    III-16

     TSAT Tempo Agreement. In connection with the execution and delivery of the Restructuring Agreement, TSAT and PRIMESTAR entered into the TSAT Tempo Agreement dated as of February 6, 1998, pursuant to which, among other things, TSAT granted to PRIMESTAR the exclusive and irrevocable option, exercisable at any time during the term of the TSAT Tempo Agreement, upon receipt of FCC approval of the transfer of control of Tempo to PRIMESTAR (including approval of a transfer in anticipation of a subsequent sale), to purchase from TSAT (at the Option Holder's election) either (x) all the issued and outstanding shares of capital stock of Tempo or (y) all the rights, title and interests of TSAT in, to and under the Tempo Assets (as defined below), in either case for an aggregate purchase price equal to $2.5 million plus, in the case of an asset purchase, the assumption by the Option Holder of all obligations and liabilities of Tempo in respect of the Tempo Assets, other than those incurred in violation of the TSAT Tempo Agreement. The Option Holder, in its sole discretion, is entitled to assign the TSAT Tempo Agreement and PRIMESTAR's rights, interests and obligations thereunder at any time. "Tempo Assets" means (i) the FCC Permit,
(ii) the Tempo Satellites, (iii) the Satellite Construction Agreement, and (iv) all rights, claims and causes of action under the Satellite Construction Agreement, all insurance claims in respect of the Tempo Satellites, and Tempo's rights under the Tempo Option Agreement.

     TSAT Stockholders Agreement. In connection with the execution and delivery of the Restructuring Agreement, TSAT, John C. Malone and PRIMESTAR entered into a stockholders agreement dated as of February 6, 1998 (the "TSAT Stockholders Agreement"), which provides, among other things, that until the termination of the TSAT Merger Agreement, each TSAT Stockholder (as defined below) will vote or act by written consent with respect to (or cause to be voted or acted upon by written consent) all shares of TSAT Common Stock held of record or beneficially owned by such TSAT Stockholder and all shares of TSAT Common Stock as to which such TSAT Stockholder has voting control (1) in favor of the TSAT Merger Agreement and the transactions contemplated thereby and (2) except for the transactions contemplated by the TSAT Merger Agreement, against any merger acquisition, consolidation or similar transaction that would adversely affect the transactions contemplated by the TSAT Merger Agreement, or any amendment of the TSAT Charter or the TSAT Bylaws, without the prior written consent of PRIMESTAR.

     In addition, until the termination of the TSAT Merger Agreement, each TSAT Stockholder has agreed not to convert any of its shares of TSAT Series B Common Stock into shares of TSAT Series A Common Stock or to transfer any of its shares of TSAT Common Stock, except to a permitted transferee (as specified in the TSAT Stockholders Agreement) of such TSAT Stockholder that becomes a party to the TSAT Stockholders Agreement as a TSAT Stockholder and to the Stockholders Agreement as a potential Specified Class B Stockholder. Each TSAT Stockholder has also agreed, until the earliest to occur of (i) consummation of the TSAT Merger, (ii) consummation of the transactions contemplated by the TSAT Tempo Agreement and (iii) termination of the TSAT Tempo Agreement, to vote or act by written consent with respect to (or cause to be voted or acted upon by written consent) all shares of TSAT Common Stock held of record or beneficially owned by such TSAT Stockholder and all shares of TSAT Common Stock as to which such TSAT Stockholder has voting control, in favor of the TSAT Tempo Agreement and the transactions contemplated thereby. "TSAT Stockholder" means (i) Dr. Malone for so long as he holds of record or beneficially owns or has voting control of any TSAT Common Stock (or has an affiliate holding TSAT Common Stock pursuant in specified provisions of the TSAT Stockholders Agreement) and (ii) each permitted transferee (as specified in the TSAT Stockholders Agreement) that acquires record or beneficial ownership or voting control of any TSAT Common Stock from a TSAT Stockholder, as long as such permitted transferee holds of record, beneficially owns or has voting control of any TSAT Common Stock; provided that such permitted transferee becomes a party to the TSAT Stockholders Agreement in accordance therewith.

                                    III-17

     TSAT Transition Services Agreement. In connection with the Restructuring, the Company and TSAT entered into a transition services agreement (the "TSAT Transition Services Agreement"). Pursuant to the TSAT Transition Services Agreement, the Company is obligated to provide to TSAT certain services for the administration and operation of TSAT's business and its subsidiaries and affiliates as a public company. Such services include (i) tax reporting, financial reporting, compliance with the requirements of applicable state corporate laws, the Securities Act, the Exchange Act and other applicable laws, compliance with NASDAQ/NM filing and other requirements, and similar services typically performed by the Company's accounting, finance, corporate, legal, investor relations and tax department personnel, (ii) administration of existing stock options, restricted stock awards and similar obligations, and (iii) such other services as TSAT and the Company may from time to time mutually determine to be necessary or desirable.

     As compensation for services rendered to TSAT pursuant to the TSAT Transition Service Agreement, TSAT is required to reimburse the Company quarterly for the actual direct costs and expenses incurred by the Company in providing such services, provided that the incurrence of such expenses is consistent with practices generally followed by the Company in managing or operating its own business and the businesses of its subsidiaries and affiliates. The TSAT Transition Services Agreement further provides, however, that so long as the Company is obligated to reimburse TSAT for expenses pursuant to the TSAT Merger Agreement, all obligations of TSAT to the Company pursuant to the TSAT Transition Services Agreement will be offset against, and will for all purposes be fully and irrevocably satisfied by, the obligations of the Company to TSAT pursuant to the TSAT Merger Agreement. The TSAT Merger Agreement provides that during the term thereof, the Company will reimburse TSAT for all reasonable costs and expenses (including reasonable legal fees of outside counsel and reasonable fees to TSAT's independent public accountants) incurred by TSAT (i) in preparation of tax returns and other reports to governmental entities, (ii) for payment of required taxes, franchise fees, NASDAQ/NM fees and similar fees, (iii) in compliance with its reporting obligations under the Securities Act and the Exchange Act and (iv) to maintain directors' and officers' insurance on terms reasonably acceptable to the Company. During 1998, the net amount of TSAT expenses reimbursed by the Company pursuant to the TSAT Transition Services Agreement and the TSAT Merger Agreement aggregated $152,000.

     The TSAT Transition Services Agreement continues in effect until the close of business on December 31, 1999 and will be renewed automatically for successive one-year periods thereafter, unless earlier terminated by (i) either party at the end of the initial term or the then current renewal term, as applicable, on not less than 120 days prior written notice to the other party,
(ii) TSAT upon written notice to the Company following certain changes in control of the Company, and (iii) either party if the other party is the subject of certain bankruptcy or insolvency-related events.

     Additional Arrangements with TCI. John Malone is currently the Chairman of the Board and a director of TCI and is also the Chairman of the Board and a director of TSAT and is a director of the Company. Dr. Malone is also a principal stockholder of both TCI and TSAT. The Company is party to a Master Digital Transmission Agreement (the "NDTC Transmission Agreement") with NDTC, a subsidiary of TCI. Pursuant to the NDTC Transmission Agreement, NDTC provides compression, encryption and uplinking services to the Company, via Ku-band transmission on domestic satellites designated by the Company, for DTH delivery of programming signals by the Company as well as certain ancillary services. NDTC facilitates the connection of satellite authorization facilities operated by the Company to NDTC's compression encoders and provides advertising, promotional and/or public service announcement insertion services at additional rates which are negotiated on an ad hoc basis. Charges for such services aggregated $10,659,000 during 1998.


                                    III-18

     TCI also provides the Company with customer support services from TCI's Boise, Idaho call center. Management believes that the rates charged by TCI to the Company approximate fair market rates, as established by agreement between the Company and TCI. Amounts charged by TCI to the Company aggregated $24,938,000 during 1998.

     Additional Arrangements with GE Americom. The Company is party to the GE-2 Agreement with GE Americom. Pursuant to the GE-2 Agreement, GE Americom is obligated to provide the Company with transponder service for the PRIMESTAR(R) programming service on certain GE Americom communications satellites.

     Since March 1997, the PRIMESTAR(R) service has been transmitted from GE-2. As originally executed, the GE-2 Agreement had an initial term extending through February 2003 at an annual rate of $86,340,000, with an option to extend the term through the end-of-life of GE-2. The option to extend has expired without exercise. However, the Company remains in discussions with GE Americom regarding other alternatives for extension of the GE-2 Agreement, and the Company will continue to assess other medium and/or high power alternatives if the Hughes Medium Power Transaction is not consummated.

     The Company pays GE Americom (i) fixed minimum monthly service fees per transponder based on the type of service received (e.g., non-preemptible or preemptible, non-orbital location protected or orbital location protected) and
(ii) variable monthly fees, based upon the number of subscribers to the PRIMESTAR(R) programming service up to a maximum of 2 million subscribers. The Company is required to pay the fixed transponder fees for all 24 transponders, whether or not all such transponders are actually used by the Company. The GE-2 Agreement provides for credits against the transponder fees for any transponders which fail to meet the performance specifications set for in the GE-2 Agreement. During the year ended December 31, 1998, the Company paid GE Americom $64,755,000 pursuant to the GE-2 Agreement.

     Programming Services. The Company purchases a portion of its programming services from direct and indirect affiliates of certain of the Restructuring Parties, including, among others, (i) HBO and Cinemax, which are owned by TWE,
(ii) STARZ!, Encore and DMX, which are owned by subsidiaries of TCI, (iii) Speedvision and Outdoor Life, which are owned by MediaOne, Comcast and Cox or their respective affiliates, and (iv) The Golf Channel and E! Entertainment, which are also owned by Comcast or its affiliates. The Company believes that the fees and other terms and conditions of its programming arrangements with such affiliates are, in the aggregate, comparable to the fees, terms and conditions on which it could obtain comparable programming (if available) from third parties.

     In connection with the Distribution, the Company and TCI entered into various agreements, including the "Reorganization Agreement," the "Transition Services Agreement," an amendment to TCI's existing "Tax Sharing Agreement," the "Indemnification Agreements," the "Trade Name and Service Mark Agreement" and the "Share Purchase Agreement," all of which are described below.

     Reorganization Agreement.    On the Distribution Date, TCI, TCIC and a
number of other TCI subsidiaries, including the Company, entered into the Reorganization Agreement, which provided for, among other things, the principal corporate transactions required to effect the Distribution, the conditions thereto and certain provisions governing the relationship between the Company and TCI with respect to and resulting from the Distribution.

                                    III-19

     Pursuant to the Reorganization Agreement, TSAT, among other things, granted an option to TCI to purchase up to 4,765,000 shares of TSAT Series A Common Stock (as such number may be adjusted to reflect stock dividends, stock splits and the like), for a purchase price equal to the par value of such shares, as necessary to satisfy TCI's obligations to deliver shares of TSAT Series A Common Stock upon conversion of certain convertible securities of TCI as a result of the Distribution. During the year ended December 31, 1998, the Company issued 989,000 shares of TSAT Series A Common Stock to TCI for aggregate consideration of $989,000 under this arrangement.

     TCI Transition Services Agreement. During the first quarter of 1998 and pursuant to the TCI Transition Services Agreement, TCI provided to the Company certain general and administrative services. In addition, TCI has agreed to provide the Company with certain most-favored-customer rights to programming services that TCI may own in the future and access to any volume discounts that may be available to TCI for purchases of HSDs, satellite receivers and other equipment.

     As compensation for services rendered to the Company and for the benefits made available to the Company pursuant to the TCI Transition Services Agreement, the Company was charged a fee of $1.50 per qualified subscribing household or other residential or commercial unit (counted as one subscriber regardless of the number of satellite receivers) per month, up to a maximum of $3 million per month, and reimbursed TCI for direct, out-of-pocket expenses incurred by TCI to third parties in providing the services. During the year ending on December 31, 1998, the Company was charged $3,174,000 pursuant to the TCI Transition Services Agreement. Upon consummation of the Restructuring, TSAT and TCI agreed to terminate the TCI Transition Services Agreement.

     Other Arrangements. On the Distribution Date, TCI and TSAT entered into the Share Purchase Agreement, which obligates TCI and TSAT to sell to each other from time to time, at the then current market price, shares of Series A TCI Group Common Stock and TSAT Series A Common Stock, respectively, as necessary to satisfy their respective obligations under Adjusted TCI Options and Add-on TSAT Options held after the Distribution Date by their respective employees and non-employee directors. During the year ended December 31, 1998, the Company issued no shares of TSAT Series A Common Stock to TCI under this arrangement.

     Certain members of the Company's management and the PRIMESTAR Board have certain interests in the Roll-up Plan, as described below:

     Directors and Officers of PRIMESTAR. Certain of the current directors and officers of TSAT became directors and officers of PRIMESTAR upon consummation of the Restructuring and will serve as directors and officers of both TSAT and PRIMESTAR until the TSAT Merger is consummated, at which time they will cease to be officers and directors of TSAT and will continue as officers and directors of PRIMESTAR (unless they have been earlier replaced in accordance with the certificate of incorporation and bylaws of PRIMESTAR). These include Gary S. Howard, the Chief Executive Officer and a director of TSAT, who serves as a director of PRIMESTAR, and John C. Malone, Leo J. Hindery, Jr. and John W. Goddard, all of whom are directors of TSAT and serve as directors of PRIMESTAR.

                                    III-20

     Treatment of TSAT Options, Stock Appreciation Rights and Restricted Stock Awards. As of December 31, 1998, executive officers and directors of TSAT held options ("TSAT Options") under the TSAT 1996 Plan to purchase an aggregate of 1,580,164 shares of TSAT Series A Common Stock at various exercise prices and subject to various vesting schedules. In the case of a tandem option or stock appreciation right ("TSAT SAR"), the related stock appreciation right or option, as the case may be, is considered to have been exercised to the extent of the number of shares of TSAT Common Stock with respect to which such related tandem option or stock appreciation right is exercised.

     The TSAT Options and TSAT SARs remain outstanding following the consummation of the Restructuring, as obligations of TSAT, but have been amended to provide that service as an employee of, or consultant to, PRIMESTAR following the closing date of the Restructuring is deemed to constitute service as an employee of, or consultant to, TSAT, for all purposes of such awards and the TSAT 1996 Plan.

     At the effective time of the TSAT Merger, (x) all TSAT Options outstanding immediately prior to the effective time of the TSAT Merger, whether vested or unvested, (y) all obligations of TSAT under the TSAT 1996 Plan and the TSAT DSOP (collectively, the "TSAT Plans") and (z) the agreements evidencing the grants of such TSAT Options will be assumed by PRIMESTAR. Pursuant to the TSAT Merger Agreement, at the effective time of the TSAT Merger, each TSAT Option outstanding immediately prior to such effective time will be deemed to constitute an option to acquire, on the same terms and conditions as were applicable under such TSAT Option, the same number of shares of PRIMESTAR Class A Common Stock as the holder of such TSAT Option would have been entitled to receive pursuant to the TSAT Merger had such holder exercised such TSAT Option in full immediately prior to the effective time of the TSAT Merger, at a price per share equal to the exercise price for the shares of Series A Common Stock otherwise purchasable pursuant to such TSAT Option; provided, however, that in the case of any option to which Section 421 of the Internal Revenue Code of 1986, as amended (the "Code") applies by reason of its qualification under either Section 422 or 424 of the Code ("qualified stock options"), the option price, the number of shares purchasable pursuant to such option and the terms and conditions of exercise of such option will be determined in order to comply with Section 424(a) of the Code. The TSAT Merger Agreement provides that PRIMESTAR will comply with the terms of the TSAT Plans and ensure, to the extent required by, and subject to the provisions of, the TSAT Plans, that the TSAT Options that qualified as qualified stock options prior to the effective time of the TSAT Merger continue to qualify as qualified stock options after such effective time. PRIMESTAR will be entitled to make any changes to the TSAT Plans as will be necessary to give effect to the TSAT Merger. TSAT SARs issued in tandem with TSAT Options will be similarly modified.

     On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the vesting provisions of all TSAT Options issued pursuant to the TSAT 1996 Plan and the TSAT DSOP, accelerating the vesting schedules under such options from five to three years upon consummation of the Restructuring. Accordingly, such TSAT Options will vest in three equal annual installments, commencing February 1998. TSAT Options granted prior to the Distribution, which were 40% vested in February 1998, will become two-thirds vested in February 1999 and fully vested in February 2000.

                                    III-21

     The following table indicates for each person who is an executive officer or director of PRIMESTAR and who held TSAT Options (including TSAT Options issued in tandem with TSAT SARs) at December 31, 1998, (a) the number of shares of TSAT Series A Common Stock subject to such options and/or stock appreciation rights that were vested at December 31, 1998, (b) the number of shares of TSAT Series A Common Stock subject to such options and/or stock appreciation rights that were not vested at such date, and (c) the exercise price per share of TSAT Series A Common Stock of all such options and/or stock appreciation rights (whether vested or unvested). The total number of shares of Class A Common Stock that would be subject to such options and/or stock appreciation rights immediately following the effective time of the TSAT Merger assuming that all such options and/or stock appreciation rights continue to be outstanding immediately prior to such effective time would be equal to the number of shares of TSAT Series A Common Stock identified in the table. The exercise or base price per share of Class A Common Stock of such options and/or stock appreciation rights immediately following the effective time of the TSAT Merger would be equal to the exercise price of the TSAT Options. The TSAT Options listed opposite the name of each person in the table below (including TSAT Options issued in tandem with TSAT SARs) include all TSAT Options and TSAT SARs granted to such person under incentive plans of TSAT or otherwise.

                                        TSAT              TSAT
                                  Series A Common   Series A Common   Exercise Price
Option and                        Stock Subject to  Stock Subject to     of TSAT
----------                         Vested Options   Unvested Options  Options and/or
SAR Holder                          and/or SARs       and/or SARs          SARs
----------                        ----------------  ----------------  --------------

Christopher Sophinos                        33,333            66,667  $   8.00
Kenneth G. Carroll                          34,703            67,447  $8.00 - $23.76
John C. Malone                              16,666            33,334  $   8.00
Gary S. Howard                             288,630           405,446  $8.86 - $23.76
John W. Goddard                             16,666            33,334  $   8.00
Leo J. Hindery, Jr.                         16,666            33,334  $   6.50

      As of December 31, 1998, executive officers and directors of PRIMESTAR held restricted stock awards ("TSAT Restricted Stock Awards") under the TSAT 1996 Plan representing the right to receive, upon vesting as described below, an aggregate of 275,000 shares of TSAT Series A Common Stock. As originally granted, each TSAT Restricted Stock Award vested 50% on each of January 1, 2001 and January 1, 2002. On November 10, 1997, the TSAT Board and the Compensation Committee of the TSAT Board approved modifications to the terms of such awards, accelerating the vesting provisions to provide for vesting of 50% on each of the second and third anniversaries of the date of grant. At the effective time of the TSAT Merger, pursuant to the TSAT Merger Agreement, (x) all TSAT Restricted Stock Awards outstanding immediately prior to such effective time, whether vested or unvested, and the agreements evidencing the grants of such TSAT Restricted Stock Awards, will be assumed by PRIMESTAR, and (y) each TSAT Restricted Stock Award will be deemed to constitute a restricted stock award, on the same terms, with respect to a number of shares of Class A Common Stock equal to the number of shares of Series A Common Stock previously subject to such TSAT Restricted Stock Award.

      Indemnification. The TSAT Merger Agreement provides that all rights to indemnification for acts or omissions occurring prior to the effective time of the TSAT Merger existing in favor of the current or former directors or officers of TSAT and its subsidiaries will survive the consummation of the TSAT Merger and continue in full force and effect in accordance with their respective terms.

                                    III-22

      Directors' and Officers' Liability Insurance. The TSAT Merger Agreement provides that, for a period of not less than three years from the effective time of the TSAT Merger, directors' and officers' liability insurance will be maintained by PRIMESTAR covering current TSAT directors and officers on terms and conditions no less advantageous than TSAT's existing insurance, to the extent such coverage can be maintained or procured by the payment of an annual premium not exceeding one and one-half times the current annual premium paid by TSAT for its existing coverage.

                                    III-23

                                    PART IV


Item 14.    Exhibits, Financial Statements and Financial Statement Schedules
--------    ----------------------------------------------------------------
            and Reports on Form 8-K
            -----------------------

(a)  (1)    Financial Statements
            --------------------

Included in Part II of this Report:                                                  Page No.
                                                                                  ---------------

        Independent Auditors' Report                                                  II-16

        Consolidated Balance Sheets,
          December 31, 1998 and 1997                                                  II-17

        Consolidated Statements of Operations,
          Years ended December 31, 1998, 1997 and 1996                                II-19

        Consolidated Statements of Equity (Deficit),
          Years ended December 31, 1998, 1997 and 1996                                II-20

        Consolidated Statements of Cash Flows,
          Years ended December 31, 1998, 1997 and 1996                                II-21

        Notes to Consolidated Financial Statements,
          December 31, 1998, 1997 and 1996                                            II-22



(a)  (2)    Financial Statement Schedules
            -----------------------------


Included in Part IV of this Report:
     (i) Financial Statement Schedules required to be filed:

         Schedule II - Valuation and Qualifying Accounts,                             IV-6
            Years ended December 31, 1998, 1997 and 1996.

(a)  (3)  Exhibits
          --------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

            2.1  Reorganization Agreement dated as of December 4, 1996, among Tele-Communications,
                 Inc. ("TCI"), TCI Communications, Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital
                 Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United Artists K-1
                 Investments, Inc. ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2,
                 Inc. ("TCISE 2") and TCI Satellite Entertainment, Inc. ("TSAT"). (c)

            2.2  Merger and Contribution Agreement dated as of February 6, 1998, among PRIMESTAR, Inc.
                 (the "Company"), TSAT, Time Warner Entertainment Company L. P. ("TWE"),
                 Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox
                 Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American
                 Communications, Inc. ("GE Americom"). (b)

            2.3  Asset Transfer Agreement dated as of February 6, 1998, between the Company and TSAT.
                 (b)

            2.4  Agreement and Plan of Merger dated as of February 6, 1998, between the Company and
                 TSAT. (b)

            2.5  Guarantee Agreement dated as of February 6, 1998, by US WEST Media Group, Inc. ("US
                 West"), in favor of each of the Company, TSAT, TWE, Newhouse, Comcast, Cox and GE
                 Americom. (b)

            2.6  Letter Agreement dated as of February 6, 1998, between John C. Malone and the
                 Company, TSAT, TWE, Newhouse, Comcast, Cox , MediaOne and GE Americom, for the
                 benefit of the Company, TSAT, TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom.
                 (b)

            2.7  Form of Stockholders Agreement among he Company, TSAT, TWE, Newhouse, Comcast, Cox,
                 MediaOne, Continental Satellite company, Inc./, Continental Satellite Company of
                 Chicago, Inc., Continental Satellite Company of Minnesota, Inc., Continental
                 Satellite company of New England, Inc., Continental Satellite Company of Michigan,
                 Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite Company of
                 Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C. Malone. (b)

            2.8  Form of Registration Rights Agreement among the Company, TSAT, TWE, Newhouse,
                 Comcast, Cox, MediaOne, Continental Satellite Company, Inc., Continental Satellite
                 Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite Company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone. (b)



2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession (continued):
            2.9  Stockholders Agreement dated as of February 6, 1998, among the Company, TSAT and John
                 C. Malone. (b)

           2.10  TSAT Tempo Agreement dated as of February 6, 1998, between the Company and TSAT. (b)



3 - Articles of Incorporation and Bylaws:
            3.1  Amended and Restated Certificate of Incorporation of the Company. (b)

            3.2  Amended and Restated Bylaws of the Company. (b)

4 - Instruments Defining the Rights of Security Holders:

            4.1  Specimen certificate representing shares of Class A Common Stock of the Company. (b)

            4.2  Specimen certificate representing shares of Class B Common Stock of the Company. (b)

            4.3  Indenture dated as of February 20, 1997 between TSAT and Bank of New York, as
                 Trustee, with respect to $200 million principal amount of 10-7/8% Senior Subordinated
                 Notes due 2007.(d)

            4.4  Indenture dated as of February 20, 1997 between TSAT and Bank of New York, as
                 Trustee, with respect to $275 million principal amount of 12-1/4% Senior Subordinated
                 Discount Notes due 2007.(d)

            4.5  Registration Rights Agreement - Senior Subordinated Notes, dated as of February 20,
                 1997, among TSAT and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill
                 Lynch, Pierce, Fenner and Smith Incorporated; NationsBanc Capital Markets, Inc.; and
                 Scotia Capital Markets (USA) Inc. (d)

            4.6  Registration Rights Agreement - Senior Subordinated Discount Notes, dated as of
                 February 20, 1997, among TSAT and Donaldson, Lufkin and Jenrette Securities
                 Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; NationsBanc
                 Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (d)


10 - Material Contracts
           10.1  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCI UA 1, Inc. (d)

           10.2  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI UA I, Inc. (c)



10 - Material Contracts (continued):
           10.3  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCIC. (d)

           10.4  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI Communications, Inc. (c)

           10.5  Option Agreement dated February 8, 1990, between Tempo and K Prime Partners, L.P. (e)

           10.6  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to FSS. (e)

           10.7  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to BSS. (e)

           10.8  Amended and Restated Reimbursement Agreement dated March 1, 1995, between TCI UA 1,
                 Inc., Chemical Bank and The Toronto Dominion Bank. (e)

           10.9  Senior Subordinated Credit Agreement, dated as of April 1, 1998 among PRIMESTAR,
                 Inc., as Borrower, the Guarantors party hereto, the Lenders party hereto, Merrill
                 Lynch & Co., as Arranger and Syndication Agent, Morgan Stanley Senior Funding, Inc.,
                 as Administrative Agent, and Donaldson, Lufkin & Jenerette Securities Corporation, as
                 Documentation Agent. (a)

          10.10  Credit Agreement, dated as of March 9, 1994, among PRIMESTAR Partners, L.P., the
                 Lenders party hereto, The Bank of New York, Chemical Bank and Citibank, N.A. as
                 Managing Agents, The Bank of New York, as Documentation Agent and Chemical Bank, as
                 Administrative Agent, as amended by Amendment No. 1 dated November 21, 1994, as amended by Amendment No. 2 dated February 27, 1997, as amended by Amendment No. 3 dated June 2, 1997, as amended by Amendment No. 4 dated December 19, 1997 and as amended by Amendment No. 5 dated September 29, 1998. (a)

          10.11  U.S. $700,000,000 Credit Agreement, dated as of March 31, 1998 among PRIMESTAR, Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Nationsbank of Texas,
                 N.A., as Syndication Agent, Credit Lyonnais New York Branch, as Documentation Agent,
                 Various Financial Institutions, as Lenders and The Bank of Nova Scotia, Credit
                 Lyonnais New York Branch and Nationsbank of Texas, N.A., as Arranging Agents. (a)

          10.12  Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company.
                 (d)

          10.13  Option Agreement dated as of December 4, 1996, between TCI and the Company.(d)




10 - Material Contracts (continued):
                 Indemnification Agreement dated as of June 11, 1997 among News Corp., the Company,
          10.14  the Partnership, Time Warner, Comcast, Cox, MediaOne, Newhouse, and GE Americom. (b)


          10.15  Asset Purchase Agreement among the Company, PRIMESTAR Partners, L.P., PRIMESTAR MDU,
                 Inc., the Stockholders of PRIMESTAR, Inc. listed herein and Hughes Electronics
                 Corporation, dated as of January 22, 1999. (f)

          10.16  Asset Purchase Agreement by and among Hughes Electronics Corporation, the Company,
                 PRIMESTAR Partners L.P., Tempo Satellite, Inc. and the Stockholders of PRIMESTAR
                 listed herein, dated as of January 22, 1999. (f)

             21  Subsidiaries of the Registrant.(a)

             27  Financial Data Schedule.(a)




-------------------------------

  (a)     Filed herewith.

  (b) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).

  (c) Incorporated by reference to TSAT's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-21317).

  (d) Incorporated by reference to TSAT's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

  (e) Incorporated by reference to TSAT's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).

  (f) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998:

     None.

                                                                     Schedule II
                                                                     -----------


                                PRIMESTAR, INC.

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996


                                                           Additions         Deductions
                                                        ---------------  ------------------
                                         Balance at       Charged to         Write-offs         Balance
                                          beginning         profit             net of           at end
Description                                of year         and loss          recoveries         of year
-----------                            ---------------  ---------------  ------------------  -------------
                                                              amounts in thousands
Year ended
   December 31, 1998:
      Allowance for doubtful
         receivables - trade                    $5,307           43,460            (41,325)          7,442
                                       ===============  ===============  =================   =============

Year ended
   December 31, 1997:
      Allowance for doubtful
         receivables - trade                    $4,666           18,339            (17,698)          5,307
                                       ===============  ===============  =================   =============

Year ended
   December 31, 1996:
      Allowance for doubtful
         receivables - trade                    $4,819           19,235            (19,388)          4,666
                                       ===============  ===============  =================   =============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRIMESTAR, INC.



                              By:    /s/  Carl E. Vogel
                                  -------------------------------
                                  Name:   Carl E. Vogel
                                  Title:  Chief Executive Officer

Dated April 15, 1999



     Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                 Signature                                 Title                          Date
                 ---------                                 -----                          ----

        /s/ Carl E. Vogel                                                              April 15, 1999
    ------------------------------------
            Carl E. Vogel                      Chief Executive Officer



        /s/ John C. Malone                                                             April 15, 1999
    ------------------------------------
            John C. Malone                        Director



        /s/ Leo J. Hindery, Jr.                                                        April 15, 1999
    ------------------------------------
            Leo J. Hindery, Jr.                   Director


        /s/ Garry S. Howard                                                            April 15, 1999
    ------------------------------------
            Garry S. Howard                       Director


        /s/ Joseph J. Collins                                                          April 15, 1999
    ------------------------------------
            Joseph J. Collins                     Director



        /s/ Daniel P. Cavallo                                                          April 15, 1999
    ------------------------------------
            Daniel P. Cavallo                     Director



        /s/ Robert J. Miron                                                            April 15, 1999
    ------------------------------------
            Robert J. Miron                       Director



        /s/ Miles L. Davenport                                                         April 15, 1999
    ------------------------------------
            Miles L. Davenport                    Director




                 Signature                                 Title                          Date
                 ---------                                 -----                          ----

        /s/ Brian L. Roberts                                                           April 15, 1999
    ------------------------------------
            Joseph J. Collins                     Director



        /s/ Ajit M. Dalvi                                                              April 15, 1999
    ------------------------------------
            Ajit M. Dalvi                         Director



        /s/ John F. Connelly                                                           April 15, 1999
    ------------------------------------
            John F. Connelly                      Director



        /s/ John W. Goddard                                                            April 15, 1999
    ------------------------------------
            John W. Goddard                       Director



        /s/ Daniel J. O'Brien                                                          April 15, 1999
    ------------------------------------
            Daniel J. O'Brien                     President and
                                             Chief Operating Officer


        /s/ Kenneth G. Carroll                                                         April 15, 1999
    ------------------------------------
            Kenneth G. Carroll              Senior Vice President and
                                             Chief Financial Officer
                                          (Principal Financial Officer)

        /s/ Scott D. Macdonald                                                         April 15, 1999
    ------------------------------------
            Scott D. Macdonald             Vice President and Controller
                                          (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

            2.1  Reorganization Agreement dated as of December 4, 1996, among Tele-Communications,
                 Inc. ("TCI"), TCI Communications, Inc. ("TCIC"), Tempo Enterprises, Inc., TCI Digital
                 Satellite Entertainment, Inc., TCI K-1, Inc. ("TCI K-1"), United Artists K-1
                 Investments, Inc. ("UA K-1"), TCI SE Partner 1, Inc. ("TCISE 1"), TCI SE Partner 2,
                 Inc. ("TCISE 2") and TCI Satellite Entertainment, Inc. ("TSAT"). (c)

            2.2  Merger and Contribution Agreement dated as of February 6, 1998, among PRIMESTAR, Inc.
                 (the "Company"), TSAT, Time Warner Entertainment Company L. P. ("TWE"),
                 Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox
                 Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne") and GE American
                 Communications, Inc. ("GE Americom"). (b)

            2.3  Asset Transfer Agreement dated as of February 6, 1998, between the Company and TSAT.
                 (b)

            2.4  Agreement and Plan of Merger dated as of February 6, 1998, between the Company and
                 TSAT. (b)

            2.5  Guarantee Agreement dated as of February 6, 1998, by US WEST Media Group, Inc. ("US
                 West"), in favor of each of the Company, TSAT, TWE, Newhouse, Comcast, Cox and GE
                 Americom. (b)

            2.6  Letter Agreement dated as of February 6, 1998, between John C. Malone and the
                 Company, TSAT, TWE, Newhouse, Comcast, Cox , MediaOne and GE Americom, for the
                 benefit of the Company, TSAT, TWE, Newhouse, Comcast, Cox, MediaOne and GE Americom.
                 (b)

            2.7  Form of Stockholders Agreement among he Company, TSAT, TWE, Newhouse, Comcast, Cox,
                 MediaOne, Continental Satellite company, Inc./, Continental Satellite Company of
                 Chicago, Inc., Continental Satellite Company of Minnesota, Inc., Continental
                 Satellite company of New England, Inc., Continental Satellite Company of Michigan,
                 Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite Company of
                 Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C. Malone. (b)

            2.8  Form of Registration Rights Agreement among the Company, TSAT, TWE, Newhouse,
                 Comcast, Cox, MediaOne, Continental Satellite Company, Inc., Continental Satellite
                 Company of Chicago, Inc., Continental Satellite Company of Minnesota, Inc.,
                 Continental Satellite Company of New England, Inc., Continental Satellite Company of
                 Michigan, Inc., Continental Satellite Company of Ohio, Inc., Continental Satellite
                 Company of Virginia, Inc., MediaOne Satellite II, Inc., GE Americom and John C.
                 Malone. (b)


2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
    (continued):

            2.9  Stockholders Agreement dated as of February 6, 1998, among the Company, TSAT and John
                 C. Malone. (b)

           2.10  TSAT Tempo Agreement dated as of February 6, 1998, between the Company and TSAT. (b)


3 - Articles of Incorporation and Bylaws:
            3.1  Amended and Restated Certificate of Incorporation of the Company. (b)

            3.2  Amended and Restated Bylaws of the Company. (b)


4 - Instruments Defining the Rights of Security Holders:
            4.1  Specimen certificate representing shares of Class A Common Stock of the Company. (b)

            4.2  Specimen certificate representing shares of Class B Common Stock of the Company. (b)

            4.3  Indenture dated as of February 20, 1997 between TSAT and Bank of New York, as
                 Trustee, with respect to $200 million principal amount of 10-7/8% Senior Subordinated
                 Notes due 2007.(d)

            4.4  Indenture dated as of February 20, 1997 between TSAT and Bank of New York, as
                 Trustee, with respect to $275 million principal amount of 12-1/4% Senior Subordinated
                 Discount Notes due 2007.(d)

            4.5  Registration Rights Agreement - Senior Subordinated Notes, dated as of February 20,
                 1997, among TSAT and Donaldson, Lufkin and Jenrette Securities Corporation; Merrill
                 Lynch, Pierce, Fenner and Smith Incorporated; NationsBanc Capital Markets, Inc.; and
                 Scotia Capital Markets (USA) Inc. (d)

            4.6  Registration Rights Agreement - Senior Subordinated Discount Notes, dated as of
                 February 20, 1997, among TSAT and Donaldson, Lufkin and Jenrette Securities
                 Corporation; Merrill Lynch, Pierce, Fenner and Smith Incorporated; NationsBanc
                 Capital Markets, Inc.; and Scotia Capital Markets (USA) Inc. (d)


10 - Material Contracts
           10.1  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCI UA 1, Inc. (d)

           10.2  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI UA I, Inc. (c)


           10.3  Indemnification Agreement dated as of December 4, 1996, by and between the Company and TCIC. (d)

           10.4  First Amendment to Indemnification Agreement dated as of December 31, 1997 between the Company and TCI Communications, Inc. (c)

           10.5  Option Agreement dated February 8, 1990, between Tempo and K Prime Partners, L.P. (e)

           10.6  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to FSS. (e)

           10.7  Letter Agreement dated July 30, 1993, between Tempo and PRIMESTAR Partners, L.P.
                 relating to BSS. (e)

           10.8  Amended and Restated Reimbursement Agreement dated March 1, 1995, between TCI UA 1,
                 Inc., Chemical Bank and The Toronto Dominion Bank. (e)

           10.9  Senior Subordinated Credit Agreement, dated as of April 1, 1998 among PRIMESTAR,
                 Inc., as Borrower, the Guarantors party hereto, the Lenders party hereto, Merrill
                 Lynch & Co., as Arranger and Syndication Agent, Morgan Stanley Senior Funding, Inc.,
                 as Administrative Agent, and Donaldson, Lufkin & Jenerette Securities Corporation, as
                 Documentation Agent. (a)

          10.10  Credit Agreement, dated as of March 9, 1994, among PRIMESTAR Partners, L.P., the
                 Lenders party hereto, The Bank of New York, Chemical Bank and Citibank, N.A. as
                 Managing Agents, The Bank of New York, as Documentation Agent and Chemical Bank, as
                 Administrative Agent, as amended by Amendment No. 1 dated November 21, 1994, as amended by Amendment No. 2 dated February 27, 1997, as amended by Amendment No. 3 dated June 2, 1997, as amended by Amendment No. 4 dated December 19, 1997 and as amended by Amendment No. 5 dated September 29, 1998. (a)

          10.11  U.S. $700,000,000 Credit Agreement, dated as of March 31, 1998 among PRIMESTAR, Inc., as Borrower, The Bank of Nova Scotia, as Administrative Agent, Nationsbank of Texas,
                 N.A., as Syndication Agent, Credit Lyonnais New York Branch, as Documentation Agent,
                 Various Financial Institutions, as Lenders and The Bank of Nova Scotia, Credit
                 Lyonnais New York Branch and Nationsbank of Texas, N.A., as Arranging Agents. (a)

          10.12  Share Purchase Agreement dated as of December 4, 1996, between TCI and the Company.
                 (d)

          10.13  Option Agreement dated as of December 4, 1996, between TCI and the Company.(d)


          10.14  Indemnification Agreement dated as of June 11, 1997 among News Corp., the Company, the Partnership, Time Warner, Comcast, Cox, MediaOne, Newhouse, and GE Americom. (b)

          10.15  Asset Purchase Agreement among the Company, PRIMESTAR Partners, L.P., PRIMESTAR MDU,
                 Inc., the Stockholders of PRIMESTAR, Inc. listed herein and Hughes Electronics
                 Corporation, dated as of January 22, 1999. (f)

          10.16  Asset Purchase Agreement by and among Hughes Electronics Corporation, the Company,
                 PRIMESTAR Partners L.P., Tempo Satellite, Inc. and the Stockholders of PRIMESTAR
                 listed herein, dated as of January 22, 1999. (f)

             21  Subsidiaries of the Registrant.(a)

             27  Financial Data Schedule.(a)


----------------------

  (a)     Filed herewith.

  (b) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on February 9, 1998 (Registration No. 333-45835).

  (c) Incorporated by reference to TSAT's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-21317).

  (d) Incorporated by reference to TSAT's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-21317).

  (e) Incorporated by reference to TSAT's Registration Statement on Form 10 filed with the Securities and Exchange Commission ("SEC") on November 15, 1996 (Registration No. 0-21317).

  (f) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 1, 1999.