Form 10-Q
period 1999-03-31
PHOENIXSTAR INC
filed 1999-05-14
CIK 1054666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________


Commission File Number:  000-23883


                               PHOENIXSTAR, INC.
                   ----------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Delaware                                 84-1441684
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  8085 South Chester Street, Suite 300
           Englewood,  Colorado                            80112
----------------------------------------                ----------
(Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code:  (303)  712-4600

                                PRIMESTAR, INC.
                                ---------------
                                 (Former name)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

     None of Phoenixstar, Inc.'s shares of common stock were publicly traded as of April 30, 1999. The number of shares outstanding of Phoenixstar, Inc.'s common stock as of April 30, 1999 was:

                   Class A common stock 179,143,934 shares;
                  Class B common stock 8,465,324 shares; and
                    Class C common stock 13,332,365 shares.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                  March 31,            December 31,
                                                                    1999                   1998
                                                            ---------------------  ---------------------
                                                                        amounts in thousands
Assets
------

Cash and cash equivalents                                              $  170,380                     --

Accounts receivable                                                        94,738                117,655
Other receivables                                                           6,836                 29,387
                                                                       ----------              ---------
                                                                          101,574                147,042
Less allowance for doubtful accounts                                        8,804                  7,442
                                                                       ----------              ---------
                                                                           92,770                139,600
                                                                       ----------              ---------

Prepaid expenses                                                            4,855                  3,967

Property and equipment, at cost:
 Satellite reception equipment                                          1,228,718              1,198,376
 Subscriber installation costs                                            284,134                270,384
 Support equipment                                                         93,660                 93,698
                                                                       ----------              ---------
                                                                        1,606,512              1,562,458
 Less accumulated depreciation                                            456,915                413,868
                                                                       ----------              ---------
                                                                        1,149,597              1,148,590
                                                                       ----------              ---------

Intangible assets, net of accumulated   amortization                      615,568                786,373

Deferred financing costs and other assets,

 net of accumulated amortization                                           32,307                 33,557
                                                                       ----------              ---------

                                                                       $2,065,477              2,112,087
                                                                       ==========              =========

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                    Consolidated Balance Sheets, continued
                                  (unaudited)


                                                                    March 31,               December 31,
                                                                       1999                     1998
                                                             ------------------------  -----------------------
                                                                           amounts in thousands
Liabilities and Stockholders' Deficit
-------------------------------------

Accounts payable                                                         $   230,822                  195,873
Accrued expenses                                                             108,713                  136,901
Accrued charges from related parties                                          22,172                   14,792
Deferred revenue                                                             106,364                  100,948
Debt (note 7)                                                              1,860,717                1,833,195
Deferred income taxes                                                         66,786                   75,057
Other liabilities                                                             38,402                   40,095
                                                                         -----------               ----------

   Total liabilities                                                       2,433,976                2,396,861
                                                                         -----------               ----------

Stockholders' Deficit:
 Preferred stock, $.01 par value; authorized
  350,000,000 shares; none issued                                                 --                       --
 Class A common stock, $.01 par value; authorized
  850,000,000 shares;
   issued 179,143,934 in 1999 and 1998                                         1,791                    1,791
 Class B common stock, $.01 par value; authorized
  50,000,000 shares;
   issued 8,465,324 in 1999 and 1998                                              85                       85
 Class C common stock, $.01 par value; authorized
  30,000,000 shares;
   issued 13,332,365 in 1999 and 1998                                            133                      133
 Class D common stock, $.01 par value; authorized
  150,000,000 shares;
   none issued                                                                    --                       --
 Additional paid-in capital                                                1,511,041                1,511,041
 Accumulated deficit                                                      (1,881,549)              (1,797,824)
                                                                         -----------               ----------

   Total stockholders' deficit                                              (368,499)                (284,774)
                                                                         -----------               ----------

Commitments and contingencies
 (notes 2 and 9)

                                                                         $ 2,065,477                2,112,087
                                                                         ===========               ==========

See accompanying notes to consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                                  Three months ended
                                                                                      March 31,
                                                                   ------------------------------------------------
                                                                            1999                     1998
                                                                   -----------------------  -----------------------
                                                                                amounts in thousands,
                                                                              except per share amounts
Revenue:
 Programming and equipment rental                                                $385,266                  154,257
 Installation                                                                       8,598                   14,243
                                                                                 --------                  -------
                                                                                  393,864                  168,500
                                                                                 --------                  -------
Operating costs and expenses:
 Charges from PRIMESTAR Partners L.P.
   (the "Partnership") (note 8)                                                        --                   82,235
 Operating (note 8)                                                               199,664                    9,847
 Selling, general and administrative (note 8)                                     104,934                   55,341
 Stock compensation (note 8)                                                          271                    4,869
 Depreciation                                                                     114,461                   65,105
 Amortization                                                                      24,375                       --
                                                                                 --------                  -------
                                                                                  443,705                  217,397
                                                                                 --------                  -------

    Operating loss                                                                (49,841)                 (48,897)

Other income (expense):
 Interest expense                                                                 (42,428)                 (14,177)
 Share of losses of the Partnership                                                    --                   (5,822)
 Other, net                                                                           273                     (621)
                                                                                 --------                  -------
                                                                                  (42,155)                 (20,620)
                                                                                 --------                  -------

    Loss before income taxes                                                      (91,996)                 (69,517)

Income tax benefit                                                                  8,271                       --
                                                                                 --------                  -------

    Net loss                                                                     $(83,725)                 (69,517)
                                                                                 ========                  =======

Basic and diluted loss per common share (note 5)                                    $(.42)                   (1.03)
                                                                                 ========                  =======

See accompanying notes to consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                Consolidated Statement of Stockholders' Deficit

                       Three months ended March 31, 1999
                                  (unaudited)



                                                           Common stock                 Additional                  Total
                                     -------------------------------------------------   paid-in    Accumulated  stockholders'
                                       Class A     Class B    Class C       Class D      capital      deficit      deficit
                                     ------------  -------  -----------  -------------  ----------  -----------  ------------
                                                                     amounts in thousands

Balance at January 1, 1999                 $1,791       85          133             --   1,511,041  (1,797,824)   (284,774)

 Net loss                                      --       --           --             --          --     (83,725)    (83,725)
                                     ------------  -------  -----------  -------------  ----------  ----------    --------

Balance at March 31, 1999                  $1,791       85          133             --   1,511,041  (1,881,549)   (368,499)
                                     ============  =======  ===========  =============  ==========  ==========    ========


See accompanying notes to consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                 Three months ended
                                                                                     March 31,
                                                                      ----------------------------------------
                                                                             1999                 1998
                                                                      -------------------  -------------------
                                                                               amounts in thousands
                                                                                   (see note 6)
Cash flows from operating activities:
 Net loss                                                                      $ (83,725)             (69,517)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Depreciation and amortization                                                 138,836               65,105
   Share of losses of the Partnership                                                 --                5,822
   Accretion of debt discount                                                      5,644                4,682
   Stock compensation                                                                271                4,869
   Payments related to stock appreciation rights                                  (1,625)                  --
   Payments related to restructuring charges                                     (10,231)                  --
   Deferred tax benefit                                                           (8,271)                  --
   Other non-cash charges                                                            421                7,956
   Changes in operating assets and liabilities:
     Change in receivables                                                        46,830               10,845
     Change in prepaid expenses and other assets                                    (888)                (736)
     Change in accruals and payables                                              27,653              (10,209)
     Change in deferred revenue                                                    5,416               (3,114)
                                                                               ---------              -------

      Net cash provided by operating activities                                  120,331               15,703
                                                                               ---------              -------

Cash flows from investing activities:
 Capital expended for property and equipment                                    (118,221)             (73,966)
 Proceeds from First Closing of Hughes High Power
   Transaction                                                                   149,250                   --
 Other investing activities                                                       (2,820)                 (75)
                                                                               ---------              -------

      Net cash provided (used) by investing activities                            28,209              (74,041)
                                                                               ---------              -------

Cash flows from financing activities:
 Borrowings of debt                                                               22,000              113,000
 Repayments of debt                                                                 (160)             (61,735)
 Proceeds from issuance of common stock                                               --                  989
                                                                               ---------              -------

      Net cash provided by financing activities                                   21,840               52,254
                                                                               ---------              -------

      Net increase (decrease) in cash and cash
       equivalents                                                               170,380               (6,084)


      Cash and cash equivalents:
       Beginning of period                                                            --                6,084
                                                                               ---------              -------

       End of period                                                           $ 170,380                   --
                                                                               =========              =======

See accompanying notes to consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements

                                March 31, 1999
                                  (Unaudited)


(1)  Organization and Basis of Presentation
     --------------------------------------

     The accompanying consolidated financial statements of Phoenixstar, Inc. (formerly PRIMESTAR, Inc.) ("Phoenixstar" or the "Company") include the historical financial information of TCI Satellite Entertainment, Inc. ("TSAT") and its consolidated subsidiaries for the period prior to March 31, 1998 and Phoenixstar and its consolidated subsidiaries for the period subsequent to March 31, 1998. All significant intercompany transactions have been eliminated.

     Phoenixstar was incorporated on August 27, 1997. Through the Hughes Closing Date, as defined below, the Company owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental U.S. The PRIMESTAR(R) service is transmitted via a satellite ("GE-2") owned and operated by GE American Communications ("GE Americom") at the 85 West Longitude ("W.L.") orbital position. As a result of the consummation of the Hughes Medium Power Transaction, as defined below, the Company is no longer engaged in the digital satellite-based television services industry. The Company is in the process of satisfying its remaining liabilities, terminating any remaining contracts and winding up its business affairs.

(2)  The Hughes Transactions
     -----------------------

     Effective April 28, 1999 (the "Hughes Closing Date") and pursuant to an asset purchase agreement dated January 22, 1999 (the "Hughes Medium Power Agreement"), the Company sold its medium-power direct broadcast satellite business to Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, for aggregate consideration of $1,358.2 million (the "Hughes Medium Power Transaction"). Such consideration was comprised of $1,100 million in cash (before working capital adjustments and transaction costs) and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at $258.2 million on the Hughes Closing Date. The Company recognized a gain of approximately $97 million, before income tax effects, upon consummation of the Hughes Medium Power Transaction. The purchase price is subject to working capital adjustments to be settled within 90 days after the Hughes Closing Date.

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


     Concurrently with the Hughes Medium Power Transaction, Phoenixstar reached an agreement (the "Lock-up Agreement") with holders of approximately 84% of the aggregate principal amount of its 10-7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), 12-1/4% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes" and, together with the Senior Subordinated Notes, the "Notes"), and notes issued under its Senior Subordinated Credit Facility dated as of April 1, 1998 (the "Bridge Loans"). Holders participating in the privately negotiated transaction agreed to sell their Notes and Bridge Loans to the Company for cash equal to 85.6% of the aggregate principal amount thereof, plus stock appreciation rights ("SARs") on the shares of GMH Stock received by Phoenixstar in the Hughes Medium Power Transaction. Each SAR issued in the transaction entitles the holder to receive a payment from Phoenixstar at the end of one year from the date of issuance in the amount, if any, by which the market price per share of GMH Stock at such time exceeds $47.00 per share. Participating Note holders and bridge lenders received approximately 7.8 SARs per $1,000 principal amount of debt sold to Phoenixstar pursuant to the Lock-up Agreement. Participating Note holders and bridge lenders also agreed to (i) consent to the transaction with Hughes and (ii) amend the indentures and credit agreement governing such debt obligations to remove substantially all covenants, other than covenants to pay interest on and principal of the Notes and Bridge Loan when due and covenants relating to certain required purchase offerings.

     Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar is required to make an offer to purchase the remainder of the outstanding publicly traded Notes at a purchase price equal to 101% of par. In that connection, the Company has commenced an offer to purchase the remaining Notes (the "Offer to Purchase").

     In connection with the Hughes Medium Power Transaction and pursuant to a funding agreement, dated as of March 31, 1999 (the "Funding Agreement"), affiliates of the stockholders of the Company, other than TSAT, and an affiliate of Tele-Communications, Inc. (collectively, the "Stockholder Affiliates") committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013 million, subject to certain conditions and triggering events set forth in the Funding Agreement (the "Stockholder Commitment"). Pursuant to such commitment, the Stockholder Affiliates contributed to the Company $307.7 million on the Hughes Closing Date (the "Initial Funding Amount"). On the Hughes Closing Date, the Company used a portion of the cash proceeds from the Hughes Medium Power Transaction and the Initial Funding Amount to (i) repay principal, interest and fees due under the Company's senior bank credit facility ($537.5 million) and (ii) fund amounts due pursuant to the Lock-up Agreement ($543.5 million) and (iii) fund amounts to holders of Bridge Loans who were not party to the Lock-up Agreement ($10.1 million).

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


     Pursuant to the indentures governing the notes (the "Indentures'), on May 13, 1999, the Company commenced a tender offer to purchase all Notes not purchased pursuant to the Lock-up Agreement (the "Remaining Notes"), on the terms required by the Indentures. The terms and conditions of such tender offer are set forth in the Offer to Purchase, dated May 13, 1999, sent by the Company to the holders of the Remaining Notes. In connection with therewith, the Company also sent to the holders of the Remaining Notes notice informing them that a "change of control" had occurred and informing them of the effectiveness of the Supplemental Indentures, as required by the Indentures.

     In connection with their approval of the Hughes Medium Power Transaction, the stockholders of Phoenixstar also approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement dated as of January 22, 1999 (the "Phoenixstar Payment Agreement"). In consideration of the Phoenixstar Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction (as defined below) as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting the Company the right to any market price appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity. On the Hughes Closing Date, the Company issued to TSAT 1.407 million shares of GMH Stock in satisfaction of the Phoenixstar Payment.

     Subsequent to the Hughes Closing Date, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes, (ii) the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes, (iii) the payment to all Note holders who accept the Offer to Purchase, the purchase price for each Note tendered, and the repayment of principal and interest due pursuant to the Notes not paid as part of the Lock-up Agreement or the Offer to Purchase and (iv) the repayment of amounts due under the Company's Partnership Credit Facility. The Company currently expects to fund such obligations with available cash, additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitment and additional proceeds from the Hughes High Power Transaction, if any.

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


     In a separate transaction, the Company announced that TSAT and the Company had reached an agreement with Hughes to sell (i) TSAT's authorizations granted by the Federal Communications Commission (the "FCC") and other assets and liabilities relating to a proposed DBS system being constructed by Tempo Satellite, Inc. ("Tempo"), a subsidiary of TSAT, at 119 degrees W.L. (collectively, the "Tempo DBS Assets") and (ii) Phoenixstar's rights relating to the Tempo DBS Assets ("Tempo Rights") to Hughes, for aggregate consideration valued at $500 million (the "Hughes High Power Transaction"). Pursuant to the agreement, Hughes would assume $465 million of TSAT's liability to the Partnership, pay TSAT $2.5 million in cash and pay Phoenixstar and the Partnership $32.5 million in cash. In addition, the Partnership and Phoenixstar have agreed to forgive amounts due from TSAT in excess of the $465 million to be assumed by Hughes. To facilitate such transaction, the Partnership would terminate and relinquish the Tempo Rights. Due to the fact that regulatory approval is required to transfer certain of the Tempo DBS Assets to Hughes, the Hughes High Power Transaction will be completed in two steps.

     Effective March 10, 1999, the first closing of the Hughes High Power Transaction (the "First Closing") was consummated whereby Hughes acquired one of Tempo's high power satellites ("Tempo DBS-2") and Phoenixstar's option to acquire Tempo DBS-2 (the "Tempo DBS-2 Option") for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to Phoenixstar and the Partnership for the Tempo DBS-2 Option and the termination of the Partnership's rights under the Tempo Capacity Option, (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to the Partnership from TSAT in exchange for Tempo DBS-2. Simultaneously with the First Closing, Hughes repaid the liability to the Partnership that Hughes assumed.

     The sale of the remaining assets contemplated by the Hughes High Power Agreement (the "Second Closing") is subject to the receipt of appropriate regulatory approvals and other customary closing conditions and is expected to be consummated in mid-1999. In the event the Second Closing is not consummated and the Hughes High Power Agreement is abandoned, there can be no assurance that the Company will be able to recover the carrying amount of its satellite rights. Tempo has been notified that its in-orbit satellite ("Tempo DBS-1") experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-1 is not yet complete.

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


(3)  The Restructuring
     -----------------

     Effective April 1, 1998 (the "Restructuring Closing Date") and pursuant to
     (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, the Company, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), and GE Americom, and (ii) an Asset Transfer Agreement dated as of February 6, 1998, between TSAT and the Company, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to the Company (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under agreements with the Company and others. In addition, (i) the business of the Partnership, (ii) the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), including certain related assets and liabilities of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (iii) the interest in the Partnership of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

     In connection with the Restructuring, each of TSAT, Comcast, Cox, MediaOne, Newhouse, TWE and GE Americom received from the Company (i) cash or an assumption of indebtedness, (ii) shares of Class A Common Stock, $.01 par value per share, of the Company, (iii) in the case of TSAT only, shares of Class B Common Stock, $.01 par value per share, of the Company, and (iv) except in the case of TSAT and GE Americom, shares of Class C Common Stock, $.01 par value per share, of the Company, in each case in an amount determined pursuant to the Restructuring Agreement. The total consideration paid by Phoenixstar to the Non-TSAT Parties (including assumed liabilities) aggregated approximately $2.2 billion comprising $1.3 billion of cash and assumed liabilities and $900 million of common stock.

     As of March 31, 1999, the approximate ownership of Phoenixstar's common stock was as follows:

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

     The TSAT Asset Transfer was recorded at TSAT's historical cost, and the remaining elements of the Restructuring, as set forth above, were accounted for using the purchase method of accounting. The fair value of the consideration issued to the Non-TSAT Parties was allocated to the assets and liabilities acquired based upon the estimated fair values of such assets and liabilities.

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


     TSAT was identified as the acquirer for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owned the largest interest in the Company immediately following consummation of the Restructuring.

     On a pro forma basis, the Company's revenue, net loss and loss per common share for the three months ended March 31, 1998 would have been $372,563,000, $154,206,000 and $.77 assuming the Restructuring had been consummated on January 1, 1998. Such unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Restructuring been consummated on January 1, 1998.

     Interim Financial Statements
     ----------------------------

     The accompanying interim consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

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

     Reclassifications
     -----------------

     Certain amounts have been reclassified for comparability with the 1999 presentation.

(4)  Comprehensive Loss
     ------------------

     The Company's total comprehensive loss for all periods presented herein did not differ from those amounts reported as net loss in the consolidated statements of operations.

(5)  Loss Per Common Share
     ---------------------

     The loss per common share for the three months ended March 31, 1999 and 1998 is based on the weighted average number of shares outstanding during the period (200,942,000 and 67,633,000 for the three months ended March 31, 1999 and 1998, respectively).

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


(6)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $41,514,000 and $13,844,000 during the three months ended March 31, 1999 and 1998, respectively. Cash paid for income taxes was not material during such periods.

(7)  Debt
     ----

     The components of debt are as follows:

                                                               March 31,          December 31,
                                                                 1999                 1998
                                                          -------------------  -------------------
                                                                    amounts in thousands

        Bank Credit Facility                                       $  535,200              513,200
        Bridge Loan Agreement (a)                                     350,000              350,000
        Partnership Credit Facility                                   575,000              575,000
        Senior Subordinated Notes                                     200,000              200,000
        Senior Subordinated Discount Notes                            195,366              189,722
        Other                                                           5,151                5,273
                                                                   ----------            ---------

                                                                   $1,860,717            1,833,195
                                                                   ==========            =========

     (a) On the Restructuring Closing Date, the Company entered into a senior subordinated credit agreement (the "Bridge Loan Agreement") with certain financial institutions (the "Lenders") with respect to a $350 million unsecured senior subordinated interim loan. The Bridge Loan Agreement provided for commitments of $350 million. The commitments were fully funded to the Company on the Restructuring Closing Date.

          The obligations under the Bridge Loan Agreement were due in full one year from the Restructuring Closing Date. However, the Company had the option to convert any outstanding principal amount of the Bridge Loan on such date (the "Conversion Date") into a term loan maturing on April 1, 2008. The Company gave notice of such conversion on March 29, 1999, in accordance with the terms of the Bridge Loan Agreement. However, the Bridge Loan was repaid and all commitments were terminated on the Hughes Closing Date.

          In addition, on the Conversion Date, the Company became obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price.

     The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issuances or on the current rates offered to the Company for debt of the same remaining maturities. With the exception of the Notes, which had an aggregate fair value of $253,250,000 at March 31, 1999, Phoenixstar believes that the fair value and the carrying value of its debt were approximately equal at March 31, 1999.

                                                                     (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


(8)  Transactions With Related Parties
     ---------------------------------

     The Company is a party to a satellite transponder service agreement, as amended (the "GE-2 Agreement") with an affiliate of GE Americom for satellite service on GE-2. Charges to the Company for the use of GE-2 and other services provided by GE Americom aggregated $21,585,000 for the three months ended March 31, 1999 and are included in operating expenses in the accompanying consolidated statements of operations.

     TCI and the Non-TSAT Parties, other than GE Americom, have arranged for letters of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $2,265,000 during the three months ended March 31, 1999 and are included in interest expense in the accompanying consolidated statement of operations.

     Since April 1, 1998, a subsidiary of TCI has provided satellite uplink services to the Company. Charges for such services aggregated $3,550,000 for the three months ended March 31, 1999 and are included in operating expenses in the accompanying consolidated statements of operations.

     TCI also provided the Company with customer support services from TCI's Boise, Idaho call center. Amounts charged by TCI to the Company for such services aggregated $9,614,000 and $5,026,000 during the three months ended March 31, 1999 and 1998, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Certain key employees of the Company hold stock options in tandem with stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation related to the options and/or stock appreciation rights granted to employees of the Company have been recorded in the accompanying consolidated financial statements, but are subject to future adjustment based upon the market value of the underlying common stock of TCI and, ultimately, on the final determination of market value when the rights are exercised. Compensation expense recognized by the Company related to such options aggregated $271,000 and $3,814,000 during the three months ended March 31, 1999 and 1998, respectively.

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

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                  Notes to Consolidated Financial Statements


(9)  Commitments and Contingencies
     -----------------------------

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

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
  Operations
  ----------

General
-------

     The following discussion and analysis provides information concerning the financial condition and results of operations of Phoenixstar and should be read in conjunction with (i) the accompanying consolidated financial statements of Phoenixstar, and (ii) the financial statements and related notes of the Company, and Management's Discussion and Analysis of Financial Condition and Results of
    --------------------------------------------------------------------------
Operations included in the Company's Annual Report on Form 10-K for the year
----------
ended December 31, 1998.

     Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Phoenixstar to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, including uncertainties regarding the Hughes High Power Transactions; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; reliance on software programs used by the Company or its business partners containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. Phoenixstar expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in Phoenixstar's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     As discussed in note 2 to the accompanying consolidated financial statements, the Hughes Medium Power Transaction was consummated on April 28, 1999. As a result of such consummation, the Company is no longer engaged in the digital satellite-based television service industry. The Company is in the process of satisfying its remaining liabilities, terminating any remaining contracts and winding up its business affairs.

Material Changes in Results of Operations
-----------------------------------------

     As discussed in note 3 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of the Restructuring, the Company owned and operated the PRIMESTAR(R) digital satellite business. The Company offered a direct to home satellite service with over 160 channels of digital video and audio programming throughout the continental United States. Prior to the Restructuring, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by affiliates of the partners of the Partnership (the "Distributors"). As a result of the Restructuring, the entire PRIMESTAR(R) digital satellite business was consolidated into the Company.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Results of Operations, continued
----------------------------------------------------

     TSAT was identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owned the largest interest in the Company immediately following the consummation of the Restructuring. Accordingly, the periods prior to the Restructuring represent the results of operations of TSAT, and the periods subsequent to the Restructuring include the results of operations of TSAT, the Partnership and the Non-TSAT Parties. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to the Restructuring.

     The Company added 20,000 net customers during the three months ended March 31, 1999 for a total of 2,316,000 customers at March 31, 1999. During the three months ended March 31, 1999 and 1998 and the years ended December 31, 1998 and 1997, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 37.3%, 27.1%, 33.2% and 30.1%, respectively and (ii) the average subscriber life implied by such subscriber churn rate was 2.7 years, 3.7 years, 3.0 years and 3.3 years, respectively.
The Company believes that the higher churn rate in 1999 is due to increased competitive pressures in 1999 and the announcement of the Hughes Medium Power Transaction. In addition, the Company reduced its marketing efforts in the first quarter of 1999 as a result of the announcement of the Hughes Medium Power Transaction.

     Certain financial information concerning the Company's operations is presented below (dollar amounts in thousands):

                                                                        Three  months ended March 31,
                                                ------------------------------------------------------------------------------
                                                                 1999                                    1998
                                                --------------------------------------  --------------------------------------
                                                                        Percentage                              Percentage
                                                                         of total                                of total
                                                      Amount             revenue              Amount             revenue
                                                ------------------  ------------------  ------------------  ------------------
Revenue:
 Programming and equipment rental                       $ 385,266                  98%           $154,257                  92%
 Installation                                               8,598                   2              14,243                   8
                                                        ---------                ----            --------                ----
   Total revenue                                          393,864                 100             168,500                 100
                                                        ---------                ----            --------                ----

Operating costs and expenses:
 Charges from the Partnership                                  --                  --             (82,235)                (49)
 Operating                                               (199,664)                (51)             (9,847)                 (6)
 Selling and marketing                                    (76,957)                (19)            (38,648)                (23)
 General and administrative                               (27,977)                 (7)            (16,693)                (10)
                                                        ---------                ----            --------                ----

     Operating Cash Flow (1)                               89,266                  23              21,077                  12

 Stock compensation                                          (271)                 --              (4,869)                 (3)
 Depreciation and amortization                           (138,836)                (36)            (65,105)                (38)
                                                        ---------                ----            --------                ----

     Operating loss                                     $ (49,841)               (13)%           $(48,897)               (29)%
                                                        =========                ====            ========                ====

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Results of Operations, continued
----------------------------------------------------

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

     During 1998, in an effort to remain competitive, attract new customers and retain existing customers, the Company implemented various new service offerings and changed the pricing of certain of its existing offerings. For example, the Company implemented a national pricing and programming package structure effective July 1, 1998, whereby customers would receive the same programming packages for the same price throughout the country. Such national pricing structure had the effect of lowering certain rates for certain packages in certain areas of the country. In addition, the Company initiated promotional offers including installation rebates and packages with reduced rental fees.
The Company believes that such new service offerings, pricing changes and promotional offers attracted new customers and helped retain existing customers, but had a negative impact on the Company's recurring revenue per customer and installation revenue per new customer installed.

     Revenue increased $225,364,000 or 134% during the three months ended March 31, 1999, as compared to the corresponding prior year period. The Company's average monthly programming and equipment rental revenue per customer decreased from $58 during the 1998 three month period to $56 during the 1999 three month period. Such decrease was primarily the result of the aforementioned changes in the price structure of the Company's service offerings. The average installation revenue from each customer installed decreased from $98 in 1998 to $37 in 1999. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company in April 1998 and increased to $100 in September 1998.

     Through the Restructuring Closing Date, the Partnership provided programming services to the Company and other authorized Distributors in exchange for a fee based upon the number of customers receiving programming services. The Partnership also arranged for satellite capacity and uplink services, and provided national marketing and administrative support services, in exchange for a separate authorization fee from each Distributor, including the Company, based on such Distributor's total number of authorized satellite receivers.

     Subsequent to the Restructuring Closing Date, operating expenses are primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Results of Operations, continued
----------------------------------------------------

     Selling and marketing expenses, which represented 19% of revenue during the three months ended March 31, 1999, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 7% and 10% of revenue during the three months ended March 31, 1999 and 1998, respectively. The decrease in such percentage is primarily attributable to the relatively fixed nature of certain components of the Company's general and administrative expenses.

     During the second half of 1997, the Company began offering a marketing program that allows subscribers to purchase the Company's proprietary satellite reception equipment at a price that is less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated. As the Company stopped aggressively marketing such program in the fourth quarter of 1998, such losses decreased to $244,000 in 1999 from $7,321,000 during 1998.

     The $49,356,000 or 76% increase in depreciation expense during the three months ended March 31, 1999, as compared to the corresponding prior year period, is the result of an increase in the Company's depreciable assets due primarily to the Restructuring.

     The Company recognized amortization expense of $24,375,000 during the three months ended March 31, 1999. Such amortization expense relates to intangible assets recorded in connection with the Restructuring.

     The Company incurred interest expense of $42,428,000 and $14,177,000 during the three months ended March 31, 1999 and 1998, respectively. The increase in interest expense is due to interest incurred on the Bridge Loan and the Partnership Credit Facility as well as additional borrowings under the Bank Credit Facility.

     The Company's net loss of $83,725,000 for the three months ended March 31, 1999 represents an increase of $14,208,000 as compared to a net loss of $69,517,000 for the three months ended March 31, 1998. Such increased net loss is due primarily to the increases in deprecation, amortization and interest expense discussed above, partially offset by an increase in the Company's income tax benefit.

Material Changes in Financial Position
--------------------------------------

     Concurrently with the Hughes Medium Power Transaction, Phoenixstar reached agreement with holders of approximately 84% of the aggregate principal amount of its Senior Subordinated Notes, Senior Subordinated Discount Notes and Bridge Loans. Holders participating in the privately negotiated transaction agreed to consent to the transaction with Hughes, amend the indentures and credit agreement governing such debt obligations to remove substantially all covenants, and sell their Notes and Bridge Loans to the Company for cash equal to 85.6% of the aggregate principal amount thereof, plus stock appreciation rights on the shares of GMH Stock received by Phoenixstar in the Hughes Medium Power Transaction. Each SAR issued in the transaction entitles the holder to receive a payment from Phoenixstar at the end of one year from the date of issuance in the amount, if any, by which the market price per share of GMH Stock at such time exceeds $47.00 per share. Participating note holders and bridge lenders received approximately 7.8 SARs per $1,000 principal amount of debt sold to Phoenixstar pursuant to the Lock-up Agreement.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Financial Position, continued
-------------------------------------------------

     Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar is required to make an offer to purchase the remainder of the outstanding publicly traded Notes at a purchase price equal to 101% of par. In that connection, the Company has commenced an offer to purchase the remaining Notes.

     In connection with the Hughes Medium Power Transaction and pursuant to the Funding Agreement, the Stockholder Affiliates committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013 million, subject to certain conditions and triggering events set forth in the Funding Agreement. Pursuant to such commitment, the Stockholder Affiliates contributed to the Company $307.7 million on the Hughes Closing Date. On the Hughes Closing Date, the Company used a portion of the cash proceeds from the Hughes Medium Power Transaction and the Initial Funding Amount to (i) repay principal, interest and fees due under the Company's bank credit facility ($537.5 million), (ii) fund amounts due pursuant to the Lock-up Agreement ($543.5 million) and (iii) fund amounts to holders of Bridge Loans who were not party to the Lock-up Agreement ($10.1 million).

     Pursuant to the Indentures, on May 13, 1999, the Company commenced a tender offer to purchase all the Remaining Notes on the terms required by the Indentures. The terms and conditions of such tender offer are set forth in the Offer to Purchase, dated May 13, 1999, sent by the Company to the holders of the Remaining Notes. In connection therewith, the Company also sent to the holders of the Remaining Notes notice informing them that a "change of control" had occurred and informing them of the effectiveness of the Supplemental Indentures, as required by the Indentures.

     In addition, the stockholders of Phoenixstar approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock, subject to the terms and conditions set forth in the Phoenixstar Payment Agreement. In consideration of the Phoenixstar Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting the Company the right to any market price appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. Pursuant to the Phoenixstar Payment Agreement, TSAT has also agreed to forego any liquidating distribution or other payment that may be made in respect of the outstanding shares of Phoenixstar upon any dissolution and winding-up of Phoenixstar, or otherwise in respect of Phoenixstar's existing equity. On the Hughes Closing Date, the Company issued to TSAT 1.407 million shares of GMH Stock in satisfaction of the Phoenixstar Payment.

     The obligations under the Bridge Loan Agreement were due in full one year from the Closing Date. However, the Company had the option to convert any outstanding principal amount of the Bridge Loan on such date to a term loan maturing on April 1, 2008. The Company gave notice of such conversion on March 29, 1999, in accordance with the terms of the Bridge Loan Agreement.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Financial Position, continued
-------------------------------------------------

     In addition, on the Conversion Date, the Company became obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price.

     The Partnership Credit Facility currently allows for borrowings up to $585 million. Borrowings under the Partnership Credit Facility are collateralized by letters of credit (the "Partnership Letters of Credit"), which were arranged for by affiliates of the Partners (or, in the case of TSAT, affiliates of TCI) other than GE Americom. The Partners and TCI agreed to maintain their respective Partnership Letters of Credit through June 1999, and the Company entered into Reimbursement Agreements with respect to such letters of credit, whereby the Company agreed to indemnify the parties arranging for such letters of credit from and against all obligations thereunder and under the existing reimbursement agreements and/or other existing documentation relating thereto, including all existing and future payment obligations.

     The maturity date of the Partnership Credit Facility, as amended, is June 30, 1999. The Company currently anticipates that it will use the proceeds from the Hughes High Power Transaction to repay the Partnership Credit Facility. To the extent such proceeds are not sufficient to repay all amounts due under the Partnership Credit Facility, the stockholders of the Company have committed to make capital contributions in agreed-upon percentages to fund such deficiency, pursuant to the Funding Agreement.

     Subsequent to the Hughes Closing Date, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes, (ii) the payment of costs, currently estimated to range from $270 million to $340 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes, (iii) the payment to all Note holders who accept the Offer to Purchase, the purchase price for each Note tendered, and the payment of principal and interest due pursuant to the Notes not paid as part of the Lock-up Agreement or the Offer to Purchase, and (iv) the repayment of amounts due under the Company's Partnership Credit Facility. The Company currently expects to fund such obligations with available cash, additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitments and additional proceeds from the Hughes High Power Transaction, if any.

     The Hughes High Power Agreement provides for the sale to Hughes of the Tempo Satellites, Tempo's 119 degrees W.L. orbital slot license and the Tempo Rights for aggregate consideration valued at $500 million. Pursuant to the Hughes High Power Agreement, Hughes would assume $465 million of TSAT's liability to the Partnership, pay TSAT $2.5 million in cash, and pay Phoenixstar and the Partnership $32.5 million in cash in consideration for Phoenixstar's rights to acquire Tempo's assets and the termination and relinquishment by the Partnership of the Tempo Rights. In addition, the Partnership and Phoenixstar have agreed to forgive amounts due from TSAT in excess of the $465 million to be assumed by Hughes.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Financial Position, continued
-------------------------------------------------

     Effective March 10, 1999, the First Closing was consummated whereby Hughes acquired Tempo DBS-2 and the Tempo DBS-2 Option for aggregate consideration of $150 million. Such consideration was comprised of the following: (i) $9,750,000 paid to PRIMESTAR and the Partnership for the Tempo DBS-2 Option and the termination of the Tempo Rights, (ii) $750,000 paid to TSAT to exercise the Tempo DBS-2 Option and (iii) the assumption by Hughes of $139,500,000 due to the Partnership from TSAT in exchange for Tempo DBS-2. Simultaneously with the First Closing, Hughes repaid the liability to the Partnership that Hughes assumed.

     The sale of the remaining assets contemplated by the Hughes High Power Agreement is subject to the receipt of appropriate regulatory approvals and other customary closing conditions and is expected to be consummated in mid-1999. In the event the Second Closing is not consummated and the Hughes High Power Agreement is abandoned, there can be no assurance that the Company will be able to recover the carrying amount of its satellite rights. Tempo has been notified that Tempo DBS-1 experienced power reductions which occurred on March 29, 1999 and April 2, 1999. Although the Company does not believe the extent of such power reductions is significant, a definitive assessment of the impact on Tempo DBS-1 is not yet complete.

     As noted above, the consideration received by the Company in the Hughes Medium Power Transaction comprised of $1.1 billion in cash and 4.871 million shares of GMH Stock. Pursuant to the terms of the Hughes Medium Power Agreement, Phoenixstar will not be able to dispose of the GMH Stock for a period of one year from the closing of the Hughes Medium Power Transaction except for certain transfers to affiliates. Phoenixstar is considering its options with respect to the GMH Stock, but has not yet made any decisions as to the ultimate disposition of such stock.

     The Company has a history of operating losses and reported an accumulated deficit at March 31, 1999. In connection with the Hughes Medium Power Transaction, the Stockholder Affiliates have committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013 million, subject to certain conditions and triggering events set forth in the Funding Agreement. Management of the Company believes, but cannot assure, that when such funds are combined with the proceeds from the Hughes Medium Power and High Power Transactions and the Company's existing sources of liquidity, that the Company will be able to meet its obligations as they become due and payable.

     The Company is in the process of identifying and addressing issues surrounding the Year 2000 ("Y2K") and their impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems, or the systems used by the companies with whom the Company conducts business, will properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

     Prior to the Hughes Closing Date, the Company completed an initial assessment which identified areas of risk associated with the Year 2000. The Year 2000 Program Office was established to oversee the Company's Year 2000 project. Detailed inventories were gathered and cost estimates were finalized. For each functional area of the project, detailed work plans were developed and put into place. Separate test environments completed construction and testing was initiated in the first quarter of 1999.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


Material Changes in Financial Position, continued
-------------------------------------------------

     In connection with the Hughes Medium Power Transaction, Hughes acquired substantially all of the Company's systems. The Company has analyzed and continues to analyze its remaining internal IT and non-IT systems. The Company believes that such systems are currently capable of functioning without substantial Y2K compliance problems.

     Through March 1999, the Company has spent approximately $1,375,000 for Y2K issues, $1,125,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

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

Qualitative and Quantitative Disclosures About Market Risk
----------------------------------------------------------

     At March 31, 1999, the Company had $400,517,000 (or 22%) of fixed-rate debt with a weighted average interest rate of 11.44% and $1,460,200,000 (or 78%) of variable-rate debt with a weighted average interest rate of 7.50%. Accordingly, the Company is sensitive to market rate risk. To date, the Company has not entered into any derivative instruments to manage its interest rate exposure. The table below provides principal cash flows and related weighted average interest rates for the Company's debt obligations.


                                                                      Expected Maturity Date
                                                                      ----------------------
                                            1999           2000           2001           2002           2003     Thereafter
                                            ----           ----           ----           ----           ----     ----------
                                                                   dollar amounts in thousands
March 31, 1999
--------------
 Long-term Debt
   Fixed-rate                           $    799          1,013            342            368            396           397,599
   Average interest rate                    7.50%          7.50%          7.50%          7.50%          7.50%            11.47%

   Variable-rate                        $575,000             --         15,000         30,200        175,000           665,000
   Average interest rate                    5.60%            --           6.64%          6.64%          6.64%             9.43%

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

          (a)  Exhibits

               3.1 - Certificate of Amendment to Restated Certificate of Incorporation of PRIMESTAR, Inc.

               10.1 - Employment Agreement, dated as of July 1, 1998, between the Company and Carl Vogel

               10.2 - Employment Agreement, dated as of March 31, 1999, between the Company and Daniel O'Brien

               10.3 - Employment Agreement, dated as of April 9, 1999, between the Company and Chris Sophinos

               10.4 - Employment Agreement, dated as of April 13, 1999, between the Company and Ken Carroll.

               27 -   Financial Data Schedule

          (b)  Reports on Form 8-K filed during quarter ended March 31, 1999.

               Date of Report      Items Reported    Financial Statements Filed
               --------------      --------------    --------------------------
               February 1, 1999    Items 5 and 7     None

               February 3, 1999    Items 5 and 7     None

               March 2, 1999       Items 5 and 7     None

               March 16, 1999      Items 5 and 7     None

               March 24, 1999      Items 5 and 7     None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOENIXSTAR, INC.

Date: May 14, 1999                     By: /s/ Kenneth G. Carroll
                                          ------------------------------
                                               Kenneth G. Carroll
                                               Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date: May 14, 1999                     By: /s/ Scott D. Macdonald
                                          ------------------------------
                                               Scott D. Macdonald
                                               Vice President and Controller
                                                  (Chief Accounting Officer)

                                 Exhibit Index


3.1 - Certificate of Amendment to Restated Certificate of Incorporation of PRIMESTAR, Inc.

10.1 - Employment Agreement, dated as of July 1, 1998, between the Company and Carl Vogel

10.2 - Employment Agreement, dated as of March 31, 1999, between the Company and Daniel O'Brien

10.3 - Employment Agreement, dated as of April 9, 1999, between the Company and Chris Sophinos

10.4 - Employment Agreement, dated as of April 13, 1999, between the Company and Ken Carroll.

27 -   Financial Data Schedule