Form 10-Q
period 1999-06-30
PHOENIXSTAR INC
filed 1999-08-11
CIK 1054666

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________


Commission File Number:  000-23883


                                PHOENIXSTAR, INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 State of Delaware                                84-1441684
       ------------------------------------            ------------------------------------
         (State or other jurisdiction of               (I.R.S. Employer Identification No.)
         incorporation or organization)

           8085 South Chester Street, Suite 110
                    Englewood, Colorado                            80112
          ---------------------------------------               ------------
         (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (303) 712-4609

                                 PRIMESTAR, INC.
                        ---------------------------------
                                  (Former name)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

         None of Phoenixstar, Inc.'s shares of common stock were publicly traded as of July 30, 1999. The number of shares outstanding of Phoenixstar, Inc.'s common stock as of July 30, 1999 was:

                    Class A common stock 179,143,934 shares;
                   Class B common stock 8,465,324 shares; and
                     Class C common stock 13,332,365 shares.

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

                      Condensed Consolidated Balance Sheets
                                   (unaudited)


                                                              June 30,      December 31,
                                                               1999              1998
                                                        ---------------    -------------
                                                                   amounts in thousands
Assets

Cash and cash equivalents                               $        36,232               --

Receivables:
   Trade receivables                                                 --          117,655
   Other receivables                                              4,445           29,387
   Due from TCI Satellite Entertainment, Inc.
      (note 2)                                                   13,106               --
                                                        ---------------    -------------
                                                                 17,551          147,042
   Less allowance for doubtful accounts                              --            7,442
                                                        ---------------    -------------
                                                                 17,551          139,600
                                                        ---------------    -------------

Prepaid expenses                                                    393            3,967

Investment in General Motors Corporation
   (note 2)                                                     195,074               --

Property and equipment, at cost, net                                 --        1,148,590

Intangible assets, net of accumulated
  amortization                                                       --          786,373

Deferred financing costs and other assets,
   net of accumulated amortization                                   --           33,557
                                                        ---------------    -------------

                                                        $       249,250        2,112,087
                                                        ===============    =============


                                                                               (continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

               Condensed Consolidated Balance Sheets, continued
                                  (unaudited)


                                                                           June 30,       December 31,
                                                                            1999             1998
                                                                       -------------     ------------
                                                                              amounts in thousands
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Accounts payable                                                        $     1,298          195,873
Accrued expenses                                                             51,566          136,901
Accrued charges from related parties                                          5,080           14,792
Deferred revenue                                                                 --          100,948
General Motors Corporation share appreciation
 right liability (note 2)                                                    45,365               --
Debt (note 2)                                                                 3,893        1,833,195
Deferred income taxes                                                            --           75,057
Other liabilities                                                             6,566           40,095
                                                                       ------------      -----------

      Total liabilities                                                     113,768        2,396,861
                                                                       ------------      -----------

Stockholders' Equity (Deficit):
   Preferred stock, $.01 par value; authorized
      350,000,000 shares; none issued                                            --               --
   Class A common stock, $.01 par value;
      authorized 850,000,000 shares;
      issued 179,143,934 in 1999 and 1998                                     1,791            1,791
   Class B common stock, $.01 par value;
      authorized 50,000,000 shares;
      issued 8,465,324 in 1999 and 1998                                          85               85
   Class C common stock, $.01 par value;
      authorized 30,000,000 shares;
      issued 13,332,365 in 1999 and 1998                                        133              133
   Class D common stock, $.01 par value;
      authorized 150,000,000 shares;
      none issued                                                                --               --
   Additional paid-in capital                                             1,967,435        1,511,041
   Accumulated deficit                                                   (1,833,962)      (1,797,824)
                                                                       ------------      -----------

        Total stockholders' equity (deficit)                                135,482         (284,774)
                                                                       ------------      ------------

Commitments and contingencies (notes 2 and 7)

                                                                        $   249,250        2,112,087
                                                                       ============      ===========


     See accompanying notes to condensed consolidated financial statements.

                       PHOENIXSTAR, INC. AND SUBSISDIARIES
                           (formerly PRIMESTAR, INC.)

                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                           Three months ended                        Six months ended
                                                                June 30,                                 June 30,
                                                -------------------------------------    ------------------------------------
                                                      1999                 1998                1999                1998
                                                ----------------     ----------------    ----------------    ----------------
                                                                 amounts in thousands, except per share amounts
Revenue:
   Programming and equipment rental             $        150,636              354,675             535,902             508,932
   Installation                                            1,430               16,837              10,028              31,080
                                                ----------------     ----------------    ----------------    ----------------
                                                         152,066              371,512             545,930             540,012
                                                ----------------     ----------------    ----------------    ----------------
Operating costs and expenses:
  Charges from PRIMESTAR Partners L.P.
      ("PPLP") (note 6)                                       --                   --                  --              82,235
   Operating (note 6)                                     82,794              182,753             282,458             192,600
   Selling, general and administrative
      (note 6)                                           155,784              144,207             260,989             204,417
   Depreciation                                           50,976              112,390             165,437             177,495
   Amortization                                            8,125               32,368              32,500              32,368
                                                ----------------     ----------------    ----------------    ----------------
                                                         297,679              471,718             741,384             689,115
                                                ----------------     ----------------    ----------------    ----------------

        Operating loss                                  (145,613)            (100,206)           (195,454)           (149,103)

Other income (expense):
   Interest expense                                      (19,843)             (49,447)            (62,271)            (63,624)
   Gain on sale of assets                                110,695                   --             110,695                  --
   Other, net                                              1,920                 (110)              2,193              (6,553)
                                                ----------------     ----------------    ----------------    ----------------
                                                          92,772              (49,557)             50,617             (70,177)
                                                ----------------     ----------------    ----------------    ----------------

        Loss before income taxes and
           extraordinary item                            (52,841)            (149,763)           (144,837)           (219,280)

Income tax benefit                                        75,057               62,372              75,057              62,372
                                                ----------------     ----------------    ----------------    ----------------

        Earnings (loss) before extraordinary
           item                                           22,216              (87,391)            (69,780)           (156,908)

Extraordinary item - gain on
 extinguishment of debt (note 2)                          33,642                   --              33,642                  --
                                                ----------------     ----------------    ----------------    ----------------

        Net earnings (loss)                               55,858              (87,391)            (36,138)           (156,908)

Other comprehensive income:
   Unrealized holding gain on
    available for sale securities                         11,475                   --              11,475                  --

   Unrealized loss on share
    appreciation rights                                  (11,475)                  --             (11,475)                 --
                                                ----------------     ----------------    ----------------    ----------------
                                                              --                   --                  --                  --
                                                ----------------     ----------------    ----------------    ----------------
Comprehensive income (loss)                     $         55,858              (87,391)            (36,138)           (156,908)
                                                ================     ================    ================    ================

Basic and diluted earnings (loss) per
 common share (note 4)                          $            .28                 (.43)               (.18)              (1.17)
                                                ================     ================    ================    ================

See accompanying notes to condensed consolidated financial statements.

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                         Six months ended June 30, 1999
                                   (unaudited)

                                                                                                                     Total
                                                        Common stock                   Additional                 stockholders'
                                   -----------------------------------------------      paid-in      Accumulated    equity
                                     Class A    Class B     Class C      Class D        capital        deficit     (deficit)
                                   ----------- ----------  ----------   ----------     ----------    -----------   ----------
                                                amounts in thousands

Balance at January 1, 1999         $     1,791         85         133           --      1,511,041     (1,797,824)    (284,774)

   Net loss                                 --         --          --           --             --        (36,138)     (36,138)

   Contribution from stockholders           --         --          --           --        456,394             --      456,394
                                   ----------- ----------  ----------   ----------     ----------    -----------   ----------

Balance at June 30, 1999           $     1,791         85         133           --      1,967,435     (1,833,962)     135,482
                                   =========== ==========  ==========   ==========     ==========    ===========   ==========


     See accompanying notes to condensed consolidated financial statements.

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Six months ended
                                                                                    June 30,
                                                                       -----------------------------
                                                                              1999           1998
                                                                       ------------     ------------
                                                                             amounts in thousands
                                                                                 (see note 5)
Cash flows from operating activities:
  Net loss before extraordinary item                                   $    (69,780)        (156,908)
  Adjustments to reconcile net loss before extraordinary
   item to net cash provided (used) by operating activities:
      Depreciation and amortization                                         197,937          209,863
      Accretion of debt discount                                              7,966           10,452
      Stock compensation                                                        427            9,986
      Payments related to stock appreciation rights                          (1,577)              --
      Payments related to restructuring charges                             (12,811)              --
      Gain on sale of assets                                               (110,695)              --
      Deferred tax benefit                                                  (75,057)         (62,372)
      Noncash payment to TSAT                                                66,143               --
      Other non-cash charges                                                    799            7,678
      Changes in operating assets and liabilities, net of the
        effects of sales and acquisitions:
         Change in receivables                                               16,734          (21,671)
         Change in prepaid expenses and other assets                          1,716             (299)
         Change in accruals and payables                                   (198,296)          45,644
         Change in deferred revenue                                           4,005              890
                                                                       ------------     ------------

           Net cash provided (used) by operating activities                (172,489)          43,263
                                                                       ------------     ------------

Cash flows from investing activities:
  Capital expended for property and equipment                              (146,900)        (216,198)
  Proceeds from sale of assets                                            1,650,959               --
  Cash paid in Restructuring                                                     --          (54,894)
  Other investing activities                                                 (4,554)             (75)
                                                                       -------------    ------------

           Net cash provided (used) by investing activities               1,499,505         (271,167)
                                                                       ------------     ------------

Cash flows from financing activities:
  Borrowings of debt                                                         22,000          451,561
  Repayments of debt                                                     (1,769,178)        (222,025)
  Payment of deferred financing costs                                            --           (8,705)
  Stockholder contributions                                                 456,394               --
  Proceeds from issuance of common stock                                         --              989
                                                                       ------------     ------------

           Net cash provided (used) by financing activities              (1,290,784)         221,820
                                                                       ------------     ------------

           Net increase (decrease) in cash and cash
             equivalents                                                     36,232           (6,084)

           Cash and cash equivalents:
             Beginning of period                                                 --            6,084
                                                                       ------------     ------------

             End of period                                             $     36,232               --
                                                                       ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)


(1)      Organization and Basis of Presentation
         --------------------------------------

         The accompanying condensed consolidated financial statements of Phoenixstar, Inc. (formerly PRIMESTAR, Inc.) ("Phoenixstar" or the "Company") include the historical financial information of (i) TCI Satellite Entertainment, Inc. ("TSAT") and its consolidated subsidiaries for the period prior to the April 1, 1998 Restructuring and (ii) Phoenixstar and its consolidated subsidiaries for the period subsequent to March 31, 1998. All significant intercompany transactions have been eliminated.

         Phoenixstar was incorporated on August 27, 1997. Through the Hughes Closing Date, as defined below, the Company owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental U.S. The PRIMESTAR(R) service is transmitted via a satellite ("GE-2") owned and operated by GE American Communications ("GE Americom") at the 85(Degree) West Longitude ("W.L.") orbital position. As a result of the consummation of the Hughes Medium Power Transaction, as defined below, the Company is no longer engaged in the digital satellite-based television services industry. The Company is in the process of satisfying its remaining liabilities, terminating any remaining contracts and winding up its business affairs.

         Interim Financial Statements
         ----------------------------

         The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

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

                                                                     (continued)

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


(2)      The Hughes Transactions
         -----------------------

         Effective April 28, 1999 (the "Hughes Closing Date") and pursuant to an asset purchase agreement dated January 22, 1999 (the "Hughes Medium Power Agreement"), the Company sold its medium-power direct broadcast satellite business to Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation, for aggregate consideration of $1,358.2 million (the "Hughes Medium Power Transaction"). Such consideration was comprised of $1,100 million in cash (before working capital adjustments and transaction costs) and 4.871 million shares of General Motors Class H common stock ("GMH Stock") valued at $258.2 million on the Hughes Closing Date. The Company recognized a gain of approximately $99 million, before income tax effects, upon consummation of the Hughes Medium Power Transaction. The purchase price is subject to working capital adjustments to be settled within 150 days after the Hughes Closing Date.

         Concurrently with the Hughes Medium Power Transaction, Phoenixstar reached an agreement (the "Lock-up Agreement") with holders of approximately 84% of the aggregate principal amount of its 10-7/8% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), 12-1/4% Senior Subordinated Discount Notes due 2007 (the "Senior Subordinated Discount Notes" and, together with the Senior Subordinated Notes, the "Notes"), and notes issued under its Senior Subordinated Credit Facility dated as of April 1, 1998 (the "Bridge Loans"). Holders participating in the privately negotiated transaction agreed to sell their Notes and Bridge Loans to the Company for cash equal to 85.6% of the aggregate principal amount thereof, plus stock appreciation rights ("SARs") on the shares of GMH Stock received by Phoenixstar in the Hughes Medium Power Transaction. The Company recognized a gain on the extinguishment of debt equal to $33,642,000 or $.17 per share in connection with the Lock-up Agreement.

         Each SAR issued in the transaction entitles the holder to receive a payment from Phoenixstar at the end of one year from the date of issuance in the amount, if any, by which the market price per share of GMH Stock at such time exceeds $47.00 per share. At June 30, 1999, such obligation aggregated $45,365,000. Participating Note holders and bridge lenders received approximately 7.8 SARs per $1,000 principal amount of debt sold to Phoenixstar pursuant to the Lock-up Agreement. Participating Note holders and bridge lenders also agreed to (i) consent to the transaction with Hughes and (ii) amend the indentures and credit agreement governing such debt obligations to remove substantially all covenants, other than covenants to pay interest on and principal of the Notes and Bridge Loan when due and covenants relating to certain required purchase offerings.

         Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar was required to make an offer to purchase the remainder of the outstanding Notes and Bridge Loans at a purchase price equal to 101% of par plus any accrued and unpaid interest. In that connection, the Company purchased substantially all of the remaining Notes and Bridge Loans as of June 30, 1999.

                                                                     (continued)

                   PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


         In connection with the Hughes Medium Power Transaction and pursuant to a funding agreement, dated as of March 31, 1999 (the "Funding Agreement"), affiliates of the stockholders of the Company, other than TSAT, and an affiliate of Tele-Communications, Inc. (collectively, the "Stockholder Affiliates") committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013.3 million, subject to certain conditions and triggering events set forth in the Funding Agreement (the "Stockholder Commitment"). Pursuant to such commitment, the Stockholder Affiliates contributed to the Company $307.7 million on the Hughes Closing Date (the "Initial Funding Amount"). On the Hughes Closing Date, the Company used a portion of the cash proceeds from the Hughes Medium Power Transaction and the Initial Funding Amount to (i) repay principal, interest and fees due under the Company's senior bank credit facility ($537.5 million) and (ii) fund amounts due pursuant to the Lock-up Agreement ($543.5 million) and (iii) fund amounts to holders of Bridge Loans who were not party to the Lock-up Agreement ($10.1 million).

         Subsequent to the Hughes Closing Date, the Stockholder Affiliates contributed to the Company an additional $148.7 million pursuant to the Funding Agreement. In addition, Stockholder Commitments in the amount of $382.6 million expired. As a result of the foregoing, remaining Stockholder Commitments at June 30, 1999 aggregated $174.3 million.

         In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar also approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the "Phoenixstar Payment"), subject to the terms and conditions set forth in an agreement dated as of January 22, 1999 (the "Phoenixstar Payment Agreement"). In consideration of the Phoenixstar Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction (as defined below) as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting the Company the right to any market price appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. At June 30, 1999, the value of such share appreciation right equaled $13,106,000, based upon the market value of GMH Stock on such date.

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

         At June 30, 1999, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes and (ii) the payment of costs, estimated to range from $180 million to $200 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. The Company currently expects to fund such obligations with available cash and additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitment.
                                                                     (continued)

                   PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


         In a separate transaction and effective June 4, 1999, the Company and TSAT completed the sale of their high power direct broadcast satellite ("DBS") assets to Hughes pursuant to an asset purchase agreement dated as of January 22, 1999 (the "Hughes High Power Agreement"), among Tempo Satellite, Inc., ("Tempo") a wholly-owned subsidiary of TSAT, the Company, PPLP, a wholly-owned subsidiary of the Company, and Hughes. The assets transferred by Tempo pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites, one of which was in orbit at 119(Degrees) W.L. (the "In-Orbit Satellite") and one of which was used as a ground spare (the "Ground Satellite"), its FCC authorizations with respect to the 119(Degrees) W.L. orbital location (the "FCC License"), and certain related assets (collectively, the "Tempo High Power Assets").

         Tempo had previously granted the Company the transferable right and option (the "Tempo Purchase Option") to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to PPLP the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the "Tempo Capacity Rights), and PPLP had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the "Tempo Reimbursement Obligation").

         Accordingly, the Hughes High Power Agreement provided for (i) the sale by the Company to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the "Hughes High Power Transaction"). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

         As regulatory approval was required to transfer the In-Orbit Satellite and the FCC License, the Hughes High Power Agreement provided for the Hughes High Power Transaction to be completed in two steps. To facilitate the transaction, the Tempo Purchase Option was amended to provide for a two-stage exercise process. The parties allocated 70% of the total consideration under the Hughes High Power Agreement to the In-Orbit Satellite and related assets and 30% of the total consideration thereunder to the Ground Satellite and related assets.

         The first closing under the Hughes High Power Agreement was consummated effective March 10, 1999. In the first closing, Hughes acquired the Ground Satellite and related assets for aggregate consideration of $150 million, comprised of (i) $9,750,000 paid by Hughes to the Company and PPLP for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the Ground Satellite and the termination of that portion of the Tempo Capacity Rights allocable to the Ground Satellite,
         (ii) $750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to the Ground Satellite; and (iii) the assumption and payment by Hughes of a portion of the Tempo Reimbursement Obligation in the amount of $139,500,000.

         In addition, as required by the Hughes High Power Agreement, the Company and TSAT agreed to terminate the previously announced merger of TSAT with and into the Company, effective as of such first closing.

                                                                     (continued)

                   PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


         The FCC approved the transfer of the FCC License to Hughes on May 28, 1999, and the second closing under the Hughes High Power Agreement was consummated effective June 4, 1999. In the second closing, Hughes acquired the In-Orbit Satellite and related assets, including all rights of Tempo with respect to the FCC License, for aggregate consideration of $350 million comprised of (i) $22,750,000 paid by Hughes to the Company and PPLP for the transfer to Hughes of that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite and the termination of that portion of the Tempo Capacity Rights allocable to the In-Orbit Satellite, (ii) $1,750,000 paid by Hughes to Tempo to exercise that portion of the Tempo Purchase Option allocable to the In-Orbit Satellite; and (iii) the assumption and payment by Hughes of the remainder of the Tempo Reimbursement Obligation, in the amount of $325,500,000. In addition, the Company agreed to forgive amounts due from Tempo not assumed by Hughes in the amount of $9,346,000.

(3)      The Restructuring
         -----------------

         Effective April 1, 1998 (the "Restructuring Closing Date") and pursuant to (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the "Restructuring Agreement"), among TSAT, the Company, Time Warner Entertainment Company, L.P. ("TWE"), Advance/Newhouse Partnership ("Newhouse"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox"), MediaOne of Delaware, Inc. ("MediaOne"), and GE Americom, and
         (ii) an Asset Transfer Agreement dated as of February 6, 1998, between TSAT and the Company, a business combination (the "Restructuring") was consummated. In connection with the Restructuring, TSAT contributed and transferred to the Company (the "TSAT Asset Transfer") all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under agreements with the Company and others. In addition, (i) the business of PPLP, (ii) the business of distributing the PRIMESTAR(R) programming service ("PRIMESTAR(R)"), including certain related assets and liabilities of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (iii) the interest in PPLP of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the "Non-TSAT Parties") were consolidated into the Company.

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

                                                                     (continued)

                   PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


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

         On a pro forma basis, the Company's revenue, net loss and loss per common share for the six months ended June 30, 1998 would have been $744,075,000, $247,418,000 and $1.62 assuming the Restructuring had been consummated on January 1, 1998. Such unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Restructuring been consummated on January 1, 1998.

(4)      Earnings (Loss) Per Common Share
         --------------------------------

         The earnings (loss) per common share for the three months and six months ended June 30, 1999 and 1998 is based on the weighted average number of shares outstanding during the period (200,942,000 for the three months and six months ended June 30, 1999; and 200,942,000 and 134,287,000 for the three months and six months ended June 30, 1998, respectively).

(5)      Supplemental Disclosures to Consolidated Statements of Cash Flows
         -----------------------------------------------------------------

         Cash paid for interest was $68,558,000 and $51,179,000 during the six months ended June 30, 1999 and 1998, respectively. Cash paid for income taxes was not material during such periods.

         Significant non-cash investing and financing activities for the six months ended June 30, 1998 are reflected in the following table (amounts in thousands):

         Cash paid in Restructuring:
            Property and equipment acquired             $     716,821
            Intangible assets                               1,500,034
            Current liabilities assumed, net of
               current assets                                (116,849)
            Debt assumed                                     (903,299)
            Deferred tax liability                           (222,585)
            Common stock issued                              (919,228)
                                                        --------------

                                                        $      54,894
                                                        ==============

                                                                     (continued)

                   PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)

              Notes to Condensed Consolidated Financial Statements


(6)      Transactions With Related Parties
         ---------------------------------

         The Company was a party to a satellite transponder service agreement, as amended (the "GE-2 Agreement") with an affiliate of GE Americom for satellite service on GE-2. Charges to the Company for the use of GE-2 and other services provided by GE Americom aggregated $28,392,000 and $17,085,000 for the six months ended June 30, 1999 and 1998, respectively and are included in operating expenses in the accompanying consolidated statements of operations.

         TCI and the Non-TSAT Parties, other than GE Americom, arranged for letters of credit (the "GE-2 Letters of Credit") to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company reimburses TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregated $4,143,000 and $5,474,000 during the six months ended June 30, 1999 and 1998, respectively and are included in interest expense in the accompanying consolidated statement of operations.

         From April 1, 1998 to April 28, 1999, a subsidiary of TCI provided satellite uplink services to the Company. Charges for such services aggregated $4,843,000 and $4,014,000 for the six months ended June 30, 1999 and 1998, respectively and are included in operating expenses in the accompanying consolidated statements of operations.

         TCI also provided the Company with customer support services from TCI's Boise, Idaho call center. Amounts charged by TCI to the Company for such services aggregated $12,024,000 and $10,243,000 during the six months ended June 30, 1999 and 1998, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

(7)      Commitments and Contingencies
         -----------------------------

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

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)


Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
   Operations
   ----------

General
-------

         The following discussion and analysis provides information concerning the financial condition and results of operations of Phoenixstar and should be read in conjunction with (i) the accompanying consolidated financial statements of Phoenixstar, and (ii) the financial statements and related notes of the Company, and Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
Results of Operations included in the Company's Annual Report on Form 10-K for
---------------------
the year ended December 31, 1998.

         Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Phoenixstar to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans; future financial performance, including availability, terms and deployment of capital; availability of qualified personnel; changes in, or the failure or the inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; reliance on software programs used by the Company or its business partners containing problems related to the Year 2000; and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report. Phoenixstar expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in Phoenixstar's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Material Changes in Results of Operations
-----------------------------------------

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

         The Company added 20,000 net customers during the three months ended March 31, 1999 for a total of 2,316,000 customers at March 31, 1999. During the three months ended March 31, 1999 and 1998 and the years ended December 31, 1998 and 1997, (i) the Company's annualized subscriber churn rate (which represents the annualized number of subscriber terminations divided by the weighted average number of subscribers during the period) was 37.3%, 27.1%, 33.2% and 30.1%, respectively and (ii) the average subscriber life implied by such subscriber churn rate was 2.7 years, 3.7, years 3.0 years and 3.3 years, respectively. The Company believes that the higher churn rate in 1999 is due to increased competitive pressures in 1999 and the announcement of the Hughes Medium Power Transaction. In addition, the Company reduced its marketing efforts in the first quarter of 1999 as a result of the announcement of the Hughes Medium Power Transaction.

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

         Revenue decreased 59% and increased 1% during the three and six months ended June 30, 1999 and 1998 respectively, as compared to the corresponding prior year periods. The Company's average monthly programming and equipment rental revenue per customer decreased from $57 during 1998 to $55 during 1999. Such decrease was primarily the result of the aforementioned changes in the price structure of the Company's service offerings. The average installation revenue from each customer installed decreased from $95 in 1998 to $36 in 1999. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company in April 1998 and increased to $100 in September 1998.

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

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)


Material Changes in Results of Operations, continued
----------------------------------------------------

         Subsequent to the Restructuring Closing Date, operating expenses were primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities. Also included in operating expenses for the three months ended June 30, 1999 is $15,192,000 related to the cancellation of the Company's high power uplinking contract.

         Selling and marketing expenses, which represented 20% of revenue during the six months ended June 30, 1999, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 27% and 11% of revenue during the six months ended June 30, 1999 and 1998, respectively. The increase in such percentage is primarily attributable to (i) the Phoenixstar Payment ($66,143,000) (ii) the accrual of severance payments in connection with the Hughes Medium Power Transaction ($25,740,000) and (iii) contract and lease cancellation fees incurred as a result of the Hughes Medium Power Transaction ($10,393,000).

         During the second half of 1997, the Company began offering a marketing program that allowed subscribers to purchase the Company's proprietary satellite reception equipment at a price that was less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated. As the Company stopped aggressively marketing such program in the fourth quarter of 1998, such losses decreased to $299,000 in 1999 from $12,077,000 during 1998.

         The $12,058,000 or 7% decrease in depreciation expense during the six months ended June 30, 1999, as compared to the corresponding prior year period, is the result of the sale of the Company's depreciable assets in connection with the Hughes Medium Power Transaction.

         The Company recognized a gain of $99,080,000 upon consummation of the Hughes Medium Power Transaction and a gain of $11,615,000 upon the consummation of the Hughes High Power Transaction. In addition, the Company recognized a gain on the extinguishment of debt of $33,642,000 in connection with the Lock-up Agreement.

         The Company's loss before extraordinary item of $69,780,000 for the six months ended June 30, 1999 represents a decrease of $87,128,000 as compared to a loss before extraordinary item of $156,908,000 for the six months ended June 30, 1998. Such decreased loss before extraordinary item is due primarily to the gains recorded in connection with the Hughes Transactions partially offset by an increased operating loss.

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)


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

         Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar was required to make an offer to purchase the remainder of the outstanding Notes and Bridge Loans at a purchase price equal to 101% of par plus any accrued and unpaid interest. In that connection, the Company purchased substantially all of the remaining Notes and Bridge Loans as of June 30, 1999.

         In connection with the Hughes Medium Power Transaction and pursuant to the Funding Agreement, the Stockholder Affiliates committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $1,013.3 million, subject to certain conditions and triggering events set forth in the Funding Agreement. Pursuant to such commitment, the Stockholder Affiliates contributed to the Company $307.7 million on the Hughes Closing Date. On the Hughes Closing Date, the Company used a portion of the cash proceeds from the Hughes Medium Power Transaction and the Initial Funding Amount to (i) repay principal, interest and fees due under the Company's bank credit facility ($537.5 million), (ii) fund amounts due pursuant to the Lock-up Agreement ($543.5 million) and (iii) fund amounts to holders of Bridge Loans who were not party to the Lock-up Agreement ($10.1 million).

         Subsequent to the Hughes Closing Date, the Stockholder Affiliates contributed to the Company an additional $148.7 million pursuant to the Funding Agreement. In addition, Stockholder Commitments in the amount of $382.6 million expired. As a result of the foregoing, remaining Stockholder Commitments at June 30, 1999 aggregated $174.3 million.

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

         In addition, on the Conversion Date, the Company became obligated to enter into a stock warrant agreement with the Lenders providing for the issuance of warrants to purchase common stock of the Company equal to 2% of the Company's outstanding common stock on the Conversion Date. The warrants are to be exercisable over a ten-year period at a nominal exercise price. At June 30, 1999, no such agreement had been entered into.

         During the second quarter of 1999, the Company used the cash proceeds from the Hughes High Power Transaction and funds provided by the Stockholder Affiliates pursuant to the Funding Agreement to repay the Partnership Credit Facility. In connection with such repayment, letters of credit which collateralized the Partnership Credit Facility and which were arranged for by the Stockholder Affiliates were terminated.

         At June 30, 1999, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes and (ii) the payment of costs, currently estimated to range from $180 million to $200 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. The Company currently expects to fund such obligations with available cash and additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitments.

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

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)


Material Changes in Financial Position, continued
-------------------------------------------------

         The Company has a history of operating losses and reported an accumulated deficit at June 30, 1999. The Stockholder Affiliates have committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $174.3 million, subject to certain conditions and triggering events set forth in the Funding Agreement. Management of the Company believes, but cannot assure, that when such funds are combined with the Company's existing sources of liquidity, that the Company will be able to meet its obligations as they become due and payable.

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

         Through June 1999, the Company has spent approximately $1,375,000 for Y2K issues, $1,125,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

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

                       PHOENIXSTAR, INC. AND SUBSIDIARIES
                           (formerly PRIMESTAR, Inc.)



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibit

              27 -       Financial Data Schedule

         (b)  Reports on Form 8-K filed during quarter ended June 30,
              1999:


              Date of Report   Items Reported     Financial Statements Filed
              --------------   --------------     --------------------------
              May 13, 1999     Items 2, 5 and 7   Phoenixstar, Inc. - Condensed pro
                                                  forma combined financial statements
                                                  - December 31, 1999

              June 18, 1999    Items 2 and 7      Phoenixstar, Inc. - Condensed pro
                                                  forma combined financial statements
                                                  - March 31, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PHOENIXSTAR, INC.


Date:    August 11, 1999        By:   /s/ Kenneth G. Carroll
               ---                    --------------------------------------
                                          Kenneth G. Carroll
                                          Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                Chief Accounting Officer)