Form 10-Q
period 1999-09-30
PHOENIXSTAR INC
filed 1999-11-15
CIK 1054666

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ______________


Commission File Number:  000-23883


                               PHOENIXSTAR INC.
                            ----------------------
            (Exact name of Registrant as specified in its charter)


            State of Delaware                             84-1441684
     -------------------------------         -----------------------------------
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)            No.)



     8085 South Chester Street, Suite 110
           Englewood, Colorado                                 80112
     ------------------------------------                    ----------
     (Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (303) 712-4609

                                PRIMESTAR, INC.
                             ---------------------
                                 (Former name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days [X] Yes     [ ] No

None of Phoenixstar, Inc.'s shares of common stock were publicly traded as of October 29, 1999. The number of shares outstanding of Phoenixstar, Inc.'s common stock as of October 29, 1999 was:

                   Class A common stock 179,143,934 shares;
                  Class B common stock 8,465,324 shares; and
                    Class C common stock 13,332,365 shares.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (Formerly PRIMESTAR, Inc.)

                                   Form 10-Q


                                     Index



                                                                          Page
PART I.   FINANCIAL INFORMATION                                            I-2

   Item 1.    Financial Statements (unaudited)                             I-2

              Condensed Consolidated Balance Sheets -
                September 30, 1999 and December 31, 1998                   I-2

              Condensed Consolidated Statements of Operations -
                Three and nine months ended September 30, 1999 and 1998    I-4

              Condensed Consolidated Statement of Stockholders'
                Equity (Deficit) -
              Nine months ended September 30, 1999                         I-5

              Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1999 and 1998              I-6

              Notes to Condensed Consolidated Financial Statements         I-7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    I-15

   Item 3.    Qualitative and Quantitative Disclosures about Market Risk   I-20

PART II.  OTHER INFORMATION                                               II-1

   Item 6(a). Exhibits                                                    II-1

Signatures                                                                II-2


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                         September 30,       December 31,
                 Assets                                      1999               1998
                                                         ------------       --------------
                                                                  amounts in thousands
Cash and cash equivalents                                 $    17,963                   --


Receivables:
  Trade receivables                                                --              117,655
  Other receivables                                             2,479               29,387
  Due from TCI Satellite Entertainment, Inc. (note 2)          14,425                   --
                                                         ------------       --------------
                                                               16,904              147,042


  Less allowance for doubtful accounts                                               7,442
                                                         ------------       --------------
                                                               16,904              139,600

Prepaid expenses                                                  540                3,967

Investment in General Motors Corporation (note 2)             198,322                   --

Property and equipment, at cost, net                               --            1,148,590

Intangible assets, net of accumulated amortization                 --              786,373

Deferred financing costs and other assets, net of
  accumulated amortization                                         --               33,557
                                                         ------------       --------------
          Total assets                                    $   233,729            2,112,087
                                                         ============       ==============

                                                                     (Continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                     Condensed Consolidated Balance Sheets
                                  (unaudited)


                                                                                 September 30,        December 31,
               Liabilities and Stockholders' Equity (Deficit)                        1999                1998
                                                                               --------------        ------------
                                                                                      amounts in  thousands

Accounts payable                                                               $          693             195,873
Accrued expenses                                                                       26,254             136,901
Accrued charges from related parties (notes 2 and 6)                                    9,849              14,792
Deferred revenue                                                                           --             100,948
General Motors Corporation share appreciation right liability
  (note 2)                                                                             49,932                   -
Debt (notes 2 and 6)                                                                    3,807           1,833,195
Deferred income taxes                                                                      --              75,057
Other liabilities                                                                       6,565              40,095
                                                                               --------------        ------------
          Total liabilities                                                            97,100           2,396,861
                                                                               --------------        ------------
Stockholders' equity (deficit):
  Preferred stock, $.01 par value; authorized 350,000,000 shares;
    none issued                                                                            --                  --
  Class A common stock, $.01 par value; authorized 850,000,000
    shares; issued and outstanding 179,143,934 in 1999 and 1998                         1,791               1,791
  Class B common stock, $.01 par value; authorized 50,000,000
    shares; issued and outstanding 8,465,324 in 1999 and 1998                              85                  85
  Class C common stock, $.01 par value; authorized 30,000,000
    shares; issued and outstanding 13,332,365 in 1999 and 1998                            133                 133
  Class D common stock, $.01 par value; authorized 150,000,000
    shares; none issued                                                                    --                  --
  Additional paid-in capital                                                        1,976,435           1,511,041
  Accumulated deficit                                                              (1,841,815)         (1,797,824)
                                                                               --------------        ------------
          Total stockholders' equity (deficit)                                        136,629            (284,774)
                                                                               --------------        ------------
Commitments and contingencies (notes 2 and 8)

          Total liabilities and stockholders' equity (deficit)                 $      233,729           2,112,087
                                                                               ==============        ============

    See accompanying notes to condensed consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                              Three months ended                    Nine months ended
                                                                 September 30,                         September 30,
                                                         ------------------------------        --------------------------------
                                                             1999              1998                1999                1998
                                                         ------------      ------------        ------------        ------------
                                                                    amounts in thousands, except per share amounts
Revenue:
  Programming and equipment rental                       $         --           356,576             535,902             865,508
  Installation                                                     --            14,784              10,028              45,864
                                                         ------------      ------------        ------------        ------------
                                                                   --           371,360             545,930             911,372
                                                         ------------      ------------        ------------        ------------
Operating costs and expenses:
  Charges from PRIMESTAR Partners
       L.P. (PPLP) (note 6)                                        --                --                  --              82,235
  Operating (note 6)                                              117           189,225             282,575             381,825
  Selling, general and administrative
       (note 6)                                                 4,280           137,894             265,269             342,311
  Depreciation                                                     --           123,124             165,437             300,619
  Amortization                                                     --            32,486              32,500              64,854
                                                         ------------      ------------        ------------        ------------
                                                                4,397           482,729             745,781           1,171,844
                                                         ------------      ------------        ------------        ------------
          Operating loss                                       (4,397)         (111,369)           (199,851)           (260,472)

Other income (expense):
  Interest expense                                               (495)          (40,418)            (62,766)           (104,042)
  Gain (loss) on sale of assets                                (4,258)               --             106,437                  --
  Other, net (note 2)                                           1,297              (493)              3,490              (7,046)
                                                         ------------      ------------        ------------        ------------
                                                               (3,456)          (40,911)             47,161            (111,088)
                                                         ------------      ------------        ------------        ------------
          Loss before income taxes and
               extraordinary item                              (7,853)         (152,280)           (152,690)           (371,560)

  Income tax benefit                                               --            53,346              75,057             115,718
                                                         ------------      ------------        ------------        ------------
          Loss before
               extraordinary item                              (7,853)          (98,934)            (77,633)           (255,842)

  Extraordinary item -- gain on
    extinguishment of debt (note 2)                                --                --              33,642                  --
                                                         ------------      ------------        ------------        ------------
          Net loss                                             (7,853)          (98,934)            (43,991)           (255,842)
                                                         ------------      ------------        ------------        ------------

Other comprehensive income:
    Unrealized holding gain on available
       for sale securities (note 2)                             3,248                --              35,507                  --
    Unrealized loss on share appreciation
       rights (note 2)                                         (3,248)               --             (35,507)                 --
                                                         ------------      ------------        ------------        ------------
                                                                   --                --                  --                  --
                                                         ------------      ------------        ------------        ------------

Comprehensive Loss                                       $     (7,853)          (98,934)            (43,991)           (255,842)
                                                         ============      ============        ============        ============

Basic and diluted earnings (loss) per
    common share (note 4)                                $       (.04)             (.49)               (.22)              (1.63)
                                                         ============      ============        ============        ============

See accompanying notes to condensed consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

      Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                     Nine months ended September 30, 1999
                                  (unaudited)

                                                                                                                      Total
                                                                                      Additional                   stockholders
                                                     Common stock                      paid-in      Accumulated      equity
                                  ------------------------------------------------
                                     Class A       Class B     Class C     Class D      capital         deficit       (deficit)
                                  -----------    -----------  ---------   --------    ----------    -------------  -------------
                                                                          amounts in thousands
Balance at January 1, 1999           $    1,791         85      133           ---      1,511,041      (1,797,824)       (284,774)

Net loss                                    ---        ---      ---           ---            ---         (43,991)        (43,991)

Contribution from stockholders              ---        ---      ---           ---        465,394             ---         465,394
                                     ----------     ------    -----       -------     ----------    ------------     -----------
Balance at September 30, 1999        $    1,791         85      133           ---      1,976,435      (1,841,815)        136,629
                                     ==========     ======    =====       =======     ==========    ============     ===========

See accompanying notes to condensed consolidated financial statements.

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                  Nine months ended
                                                                                                     September 30,
                                                                                         -------------------------------------
                                                                                               1999                1998
                                                                                         -------------------------------------
                                                                                                 amounts in thousands
                                                                                                     (see note 5)
Cash flows from operating activities:
    Net loss before extraordinary item                                                   $      (77,633)           (255,842)
    Adjustments to reconcile net loss before extraordinary
       item to net cash provided (used) by operating activities:
          Depreciation and amortization                                                         197,937             365,473
          Accretion of debt discount                                                              7,966              15,384
          Stock compensation                                                                        427               8,254
          Payments related to stock appreciation rights                                          (1,577)                ---
          Payments related to restructuring charges                                             (12,811)                ---
          Gain on sale of assets                                                               (106,437)                ---
          Deferred tax benefit                                                                  (75,057)           (115,718)
          Noncash payment to TSAT                                                                66,143                 ---
          Other non-cash charges                                                                    799               8,974
          Changes in operating assets and liabilities, net of the
            effects of sales and acquisitions:
               Change in receivables                                                             18,699             (51,672)
               Change in prepaid expenses and other assets                                        1,569               4,505
               Change in accruals and payables                                                 (223,702)             84,484
               Change in deferred revenue                                                         4,005               8,237
                                                                                            -----------           ---------
                   Net cash provided (used) by operating activities                            (199,672)             72,079
                                                                                            -----------           ---------
Cash flows from investing activities:
    Capital expended for property and equipment                                                (146,900)           (387,746)
    Proceeds from sale of assets                                                              1,650,959                 ---
    Cash paid in Restructuring                                                                      ---             (54,894)
    Other investing activities                                                                   (4,554)               (244)
                                                                                            -----------           ---------
                   Net cash provided (used) by investing activities                           1,499,505            (442,884)
                                                                                            -----------           ---------

Cash flows from financing activities:
    Borrowings of debt                                                                           22,000             724,761
    Repayments of debt                                                                       (1,769,264)           (351,546)
    Payment of deferred financing costs                                                             ---              (9,483)
    Stockholder contributions                                                                   465,394                 ---
    Proceeds from issuance of common stock                                                          ---                 989
                                                                                            -----------           ---------
                   Net cash provided (used) by financing activities                          (1,281,870)            364,721
                                                                                            -----------           ---------
                   Net increase (decrease) in cash and cash equivalents                          17,963              (6,084)

Cash and cash equivalents:
    Beginning of period                                                                             ---               6,084
                                                                                             ----------           ---------
    End of period                                                                        $       17,963                 ---
                                                                                             ==========           =========

See accompanying notes to condensed consolidated financial statements.

                                      1-6

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, INC.)

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)

(1)  Organization and Basis of Presentation

     The accompanying condensed consolidated financial statements of Phoenixstar, Inc. (formerly PRIMESTAR, Inc.) (Phoenixstar or the Company) include the historical financial information of (i) TCI Satellite Entertainment, Inc. (TSAT) and its consolidated subsidiaries for the period prior to the April 1, 1998 Restructuring and (ii) Phoenixstar and its consolidated subsidiaries for the period subsequent to March 31, 1998. All significant intercompany transactions have been eliminated.

     Phoenixstar was incorporated on August 27, 1997. Through the Hughes Closing Date, as defined below, the Company owned and operated the PRIMESTAR(R) direct to home satellite service throughout the continental U.S. The PRIMESTAR(R) service is transmitted via a satellite (GE-2) owned and operated by GE American Communications (GE Americom) at the 85 degrees West Longitude (W.L.) orbital position. As a result of the consummation of the Hughes Medium Power Transaction, as defined below, the Company is no longer engaged in the digital satellite-based television services industry. The Company is in the process of satisfying its remaining liabilities, terminating any remaining contracts and winding up its business affairs.

     The accompanying interim condensed consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the periods ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1999 presentation.

(2)  The Hughes Transactions

     Effective April 28, 1999 (the Hughes Closing Date) and pursuant to an asset purchase agreement dated January 22, 1999 (the Hughes Medium Power Agreement), the Company sold its medium-power direct broadcast satellite business to Hughes Electronics Corporation (Hughes), a subsidiary of General Motors Corporation, for aggregate consideration of $1,358.2 million (the Hughes Medium Power Transaction). Such consideration was comprised of $1,100 million in cash (before working capital adjustments and transaction costs) and 4.871 million shares of General Motors Class H common stock (GMH Stock) valued at $258.2 million on the Hughes Closing Date. The Company recognized a gain of approximately $99 million during the quarter ended March 31, 1999, before income tax effects, upon consummation of the Hughes Medium Power Transaction. The agreement included a provision to adjust the purchase price based on working capital adjustments to be settled

                                                                     (Continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, INC.)

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)


     within 150 days after the Hughes Closing Date. As of September 30, 1999, Phoenixstar has accrued approximately $4,258,000 based on working capital adjustments the Company has agreed to refund. The parties have not agreed on the remaining items claimed by Hughes totaling approximately $17,700,000, accordingly, these amounts have not been charged to operations.

     Concurrently with the Hughes Medium Power Transaction, Phoenixstar reached an agreement (the Lock-up Agreement) with holders of approximately 84% of the aggregate principal amount of its 10-7/8% Senior Subordinated Notes due 2007 (the Senior Subordinated Notes), 12-1/4% Senior Subordinated Discount Notes due 2007 (the Senior Subordinated Discount Notes and, together with the Senior Subordinated Notes, the Notes), and notes issued under its Senior Subordinated Credit Facility dated as of April 1, 1998 (the Bridge Loans). Holders participating in the privately negotiated transaction agreed to sell their Notes and Bridge Loans to the Company for cash equal to 85.6% of the aggregate principal amount thereof, plus stock appreciation rights (SARs) on the shares of GMH Stock received by Phoenixstar in the Hughes Medium Power Transaction. The Company recognized a gain on the extinguishment of debt equal to $33,642,000 or $.17 per share in connection with the Lock-up Agreement.

     Each SAR issued in the transaction entitles the holder to receive a payment from Phoenixstar at the end of one year from the date of issuance in the amount, if any, by which the market price per share of GMH Stock at such time exceeds $47.00 per share. At September 30, 1999, such obligation aggregated $49,932,000. Participating Note holders and bridge lenders received approximately 7.8 SARs per $1,000 principal amount of debt sold to Phoenixstar pursuant to the Lock-up Agreement. Participating Note holders and bridge lenders also agreed to (i) consent to the transaction with Hughes and (ii) amend the indentures and credit agreement governing such debt obligations to remove substantially all covenants, other than covenants to pay interest on and principal of the Notes and Bridge Loan when due and covenants relating to certain required purchase offerings.

     Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar was required to make an offer to purchase the remainder of the outstanding Notes and Bridge Loans at a purchase price equal to 101% of par plus any accrued and unpaid interest. In that connection, the Company purchased all of the remaining Notes and Bridge Loans as of September 30, 1999.

     In connection with the Hughes Medium Power Transaction and pursuant to a funding agreement, dated as of March 31, 1999 (the Funding Agreement), affiliates of the stockholders of the Company, other than TSAT, and an affiliate of Tele-Communications, Inc. (collectively, the Stockholder Affiliates) committed to make funds available to the Company either in the form of capital contributions or loans, up to an aggregate of $1,013.3 million, subject to certain conditions and triggering events set forth in the Funding Agreement (the Stockholder Commitment). Pursuant to such commitment, the Stockholder Affiliates contributed to the Company $307.7 million on the Hughes Closing Date (the Initial Funding Amount). On the Hughes Closing Date, the Company used a portion of the cash proceeds from the Hughes Medium Power Transaction and the Initial Funding Amount to (i) repay principal, interest and fees due under the Company's senior bank credit facility

                                                                     (Continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, INC.)

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)

     ($537.5 million) and (ii) fund amounts due pursuant to the Lock-up Agreement ($543.5 million) and (iii) fund amounts to holders of Bridge Loans who were not party to the Lock-up Agreement ($10.1 million).

     Subsequent to the Hughes Closing Date, the Stockholder Affiliates contributed to the Company an additional $157.7 million pursuant to the Funding Agreement. In addition, Stockholder Commitments in the amount of $382.6 million expired undrawn. As a result of the foregoing, remaining Stockholder Commitments at September 30, 1999 aggregated $165.3 million.

     In connection with their approval of the Hughes Medium Power Transaction and other transactions, the stockholders of Phoenixstar also approved the payment to TSAT of consideration in the form of 1.407 million shares of GMH Stock (the Phoenixstar Payment), subject to the terms and conditions set forth in an agreement dated as of January 22, 1999 (the Phoenixstar Payment Agreement). In consideration of the Phoenixstar Payment, TSAT agreed to approve the Hughes Medium Power Transaction and Hughes High Power Transaction (as defined below) as a stockholder of Phoenixstar, to modify certain agreements to facilitate the Hughes High Power Transaction, and to issue the Company a share appreciation right with respect to the shares of GMH Stock received as the Phoenixstar Payment, granting the Company the right to any market price appreciation in such GMH Stock over the one year period following the date of issuance, over an agreed strike price of $47.00. At September 30, 1999, the value of such share appreciation right equaled $14,425,000, based upon the market value of GMH Stock on such date.

     The portion of the increase in the share appreciation right liability which is directly offset by the unrealized holding gain on GMH stock of $3,248,000 and $35,507,000 for the three and nine months ended September 30, 1999, respectively, is treated as a component of other comprehensive income since they constitute an effective hedge. The remaining portion of the increase in the share appreciation right liability of $1,319,000 and $14,425,000 for the three months and nine months ended September 30, 1999, respectively, is treated as other expense and is directly offset by other income relating to the receivable due from TSAT.

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

     At September 30, 1999, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes and (ii) the payment of costs, estimated not to exceed 180 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. The Company currently expects to fund such obligations with available cash and additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitment. Such costs will be charged to expense as they become known.

                                                                     (Continued)

                      PHOENIXSTAR, INC. AND SUBSIDIARIES
                          (formerly PRIMESTAR, Inc.)

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)

     In a separate transaction and effective June 4, 1999, the Company and TSAT completed the sale of their high power direct broadcast satellite (DBS) assets to Hughes pursuant to an asset purchase agreement dated as of January 22, 1999 (the Hughes High Power Agreement), among Tempo Satellite, Inc., (Tempo) a wholly-owned subsidiary of TSAT, the Company, PPLP, a wholly-owned subsidiary of the Company, and Hughes. The assets transferred by Tempo pursuant to the Hughes High Power Agreement consisted of Tempo's two high-power DBS satellites, one of which was in orbit at 119 degrees W.L. (the In-Orbit Satellite) and one of which was used as a ground spare (the Ground Satellite), its FCC authorizations with respect to the 119 degrees W.L. orbital location (the FCC License), and certain related assets (collectively, the Tempo High Power Assets).

     Tempo had previously granted the Company the transferable right and option (the Tempo Purchase Option) to purchase 100% of the Tempo High Power Assets for aggregate consideration of $2.5 million in cash and the assumption of all liabilities. In addition, Tempo had previously granted to PPLP the right to purchase or lease 100% of the capacity of the DBS system being constructed by Tempo (the Tempo Capacity Rights), and PPLP had made advances to Tempo to fund the construction of Tempo's DBS system in the aggregate amount of $465 million (the Tempo Reimbursement Obligation).

     Accordingly, the Hughes High Power Agreement provided for (i) the sale by the Company to Hughes of the Tempo Purchase Option, (ii) the exercise of the Tempo Purchase Option by Hughes, and (iii) the termination of the Tempo Capacity Rights (collectively, the Hughes High Power Transaction). The aggregate consideration payable by Hughes in the Hughes High Power Transaction was $500 million, payable as described below.

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

                              September 30, 1999
                                  (Unaudited)


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

(3)  The Restructuring

     Effective April 1, 1998 (the Restructuring Closing Date) and pursuant to
     (i) a Merger and Contribution Agreement dated as of February 6, 1998 (the Restructuring Agreement), among TSAT, the Company, Time Warner Entertainment Company, L.P. (TWE), Advance/Newhouse Partnership (Newhouse), Comcast Corporation (Comcast), Cox Communications, Inc. (Cox), MediaOne of Delaware, Inc. (MediaOne), and GE Americom, and (ii) an Asset Transfer Agreement dated as of February 6, 1998, between TSAT and the Company, a business combination (the Restructuring) was consummated. In connection with the Restructuring, TSAT contributed and transferred to the Company (the TSAT Asset Transfer) all of TSAT's assets and liabilities except (i) the capital stock of Tempo, (ii) the consideration received by TSAT in the Restructuring and (iii) the rights and obligations of TSAT under agreements with the Company and others. In addition, (i) the business of PPLP, (ii) the business of distributing the PRIMESTAR(R) programming service (PRIMESTAR(R)), including certain related assets and liabilities of each of TWE, Newhouse, Comcast, Cox and affiliates of MediaOne, and (iii) the interest in PPLP of each of TWE, Newhouse, Comcast, Cox, affiliates of MediaOne and GE Americom (collectively, the Non-TSAT Parties) were consolidated into the Company.

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

                              September 30, 1999
                                  (Unaudited)


     TSAT was identified as the acquirer for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owned the largest interest in the Company immediately following consummation of the Restructuring.


     On a pro forma basis, the Company's revenue, net loss and loss per common share for the nine months ended September 30, 1998 would have been $1,115,435, $346,352 and $1.72 assuming the Restructuring had been consummated on January 1, 1998. Such unaudited pro forma financial information is based upon historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of the results had the Restructuring been consummated on January 1, 1998.

(4)  Loss Per Common Share

     The loss per common share for the three months and nine months ended September 30, 1999 and 1998 is based on the weighted average number of shares outstanding during the period (200,942,000 for the three months and nine months ended September 30, 1999; and 200,942,000 and 156,506,000 for the three months and nine months ended September 30, 1998, respectively).

(5)  Supplemental Disclosures to Consolidated Statements of Cash Flows

     Cash paid for interest was $69,055,000 and $92,514,000 during the nine months ended September 30, 1999 and 1998, respectively. Cash paid for income taxes was not material during such periods.

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
                                                                 ==========

(6)  Transactions With Related Parties

     The Company was a party to a satellite transponder service agreement, as amended (the GE-2 Agreement) with an affiliate of GE Americom for satellite service on GE-2. Charges to the Company for the use of GE-2 and other services provided by GE Americom aggregated $28,392,000 and $42,278,000 for the nine months ended September 30, 1999 and 1998, respectively and are included in operating expenses in the accompanying condensed consolidated statements of operations.

                                                                     (Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)


             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (unaudited

     The Company continues to make payments on a lease related to a satellite transponder agreement, as amended (the K1/K2 Agreement) with GE Americom for satellite service on K2. As these services were not included in the transactions with Hughes as described in Note 2, and are no longer providing benefit to the Company, the remaining amounts have been accrued and are reflected on the balance sheet. Monthly payments continue through July of 2008 and approximate $48,000.

     TCI and the Non-TSAT Parties, other than GE Americom, arranged for letters of credit (the GE-2 Letters of Credit) to support the Company's obligations under the GE-2 Agreement. Pursuant to the Restructuring Agreement, the Company is obligated to reimburse TCI and the Non-TSAT Parties for fees related to the Partnership Letters of Credit and the GE-2 Letters of Credit. Such reimbursements aggregating $5,591,000 and $7,739,000 during the nine months ended September 30, 1999 and 1998, respectively are reflected in accrued charges to related parties and the related interest expense is included in the accompanying condensed consolidated statement of operations.

     From April 1, 1998 to April 28, 1999, a subsidiary of TCI provided satellite uplink services to the Company. Charges for such services aggregated $4,843,000 and $7,885,000 for the nine months ended September 30, 1999 and 1998, respectively and are included in operating expenses in the accompanying consolidated statements of operations.

     TCI also provided the Company with customer support services from TCI's Boise, Idaho call center. Amounts charged by TCI to the Company for such services aggregated $12,024,000 and $16,565,000 during the nine months ended September 30, 1999 and 1998, respectively and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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


(7)  Income Taxes

     Phoenixstar recognized no income tax benefit or expense during of the nine months ended September 30, 1999. Phoenixstar is only able to realize income tax benefits for financial reporting purposes to the extent that such benefits offset TSAT's income tax liabilities or Phoenixstar generates taxable income. For financial reporting purposes, all of Phoenixstar's income tax liabilities had been fully offset by income tax benefits at September 30, 1999 and December 31, 1998. Additionally, during the foreseeable future, Phoenixstar believes that it will incur net losses for income tax purposes, and accordingly, will not be in a position to realize income tax benefits on a current basis.

                                                                     (Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)

             Notes to Condensed Consolidated Financial Statements

                              September 30, 1999
                                  (Unaudited)



(8)  Commitments and Contingencies

     The Company has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following discussion and analysis provides information concerning the financial condition and results of operations of Phoenixstar and should be read in conjunction with (i) the accompanying consolidated financial statements of Phoenixstar, and (ii) the financial statements and related notes of the Company, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

As discussed in note 3 to the accompanying consolidated financial statements, the Restructuring was consummated on April 1, 1998. As a result of the Restructuring, the Company owned and operated the PRIMESTAR(R) digital satellite business. The Company offered a direct to home satellite service with over 160 channels of digital video and audio programming throughout the continental United States. Prior to the Restructuring, the PRIMESTAR(R) service was owned and operated by the Partnership and separately distributed and serviced by affiliates of the partners of the Partnership (the Distributors). As a result of the Restructuring, the entire PRIMESTAR(R) digital satellite business was consolidated into the Company.

TSAT was identified as the acquiror for accounting purposes and the predecessor for financial reporting purposes due to the fact that TSAT owned the largest interest in the Company immediately following the consummation of the Restructuring. Accordingly, the periods prior to the Restructuring represent the results ofoperations of TSAT, and the periods subsequent to the Restructuring include the results of

                                                                     (Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)

operations of TSAT, the Partnership and the Non-TSAT Parties. To the extent not otherwise described, increases in the Company's revenue and operating, selling, general and administrative expenses, as detailed below, are primarily related to the Restructuring.

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

Revenue decreased 59% and increased 1% during the six months ended June 30, 1999 and 1998 respectively, as compared to the corresponding prior year periods. The Company's average monthly programming and equipment rental revenue per customer decreased from $57 during 1998 to $55 during 1999. Such decrease was primarily the result of the aforementioned changes in the price structure of the Company's service offerings. The average installation revenue from each customer installed decreased from $95 in 1998 to $36 in 1999. Such decrease is primarily due to a $50 rebate offer that was initiated by the Company in April 1998 and increased to $100 in September 1998.

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

Subsequent to the Restructuring Closing Date, operating expenses were primarily comprised of programming, satellite capacity and uplink costs (costs, which prior to the Restructuring were included in charges from the Partnership) and amounts related to customer fulfillment activities. Also included in operating expenses for the nine months ended September 30, 1999 is $15,192,000 related to the cancellation of the Company's high power uplinking contract.

(Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)

Selling and marketing expenses, which represented 16% of revenue during the nine months ended September 30, 1999, include sales salaries and commissions, marketing and advertising expenses, and costs associated with the operation of customer service call centers. General and administrative expenses represented 32% and 9% of revenue during the nine months ended September 30, 1999 and 1998, respectively. The increase in such percentage is primarily attributable to (i) the Phoenixstar Payment ($66,143,000) (ii) the accrual of severance payments in connection with the Hughes Medium Power Transaction ($25,740,000) and (iii) contract and lease cancellation fees incurred as a result of the Hughes Medium Power Transaction ($10,393,000).

During the second half of 1997, the Company began offering a marketing program that allowed subscribers to purchase the Company's proprietary satellite reception equipment at a price that was less than the Company's cost. Losses incurred by the Company on such sales of satellite reception equipment are included in selling expense in the period such sales are consummated. As the Company stopped aggressively marketing such program in the fourth quarter of 1998, such losses decreased to $299,000 in 1999 from $15,115,000 during 1998.

The $135,182,000 or 45% decrease in depreciation expense during the nine months ended September 30, 1999, as compared to the corresponding prior year period, is the result of the sale of the Company's depreciable assets in connection with the Hughes Medium Power Transaction.

The Company recognized a gain of $99,080,000 upon consummation of the Hughes Medium Power Transaction and a gain of $11,615,000 upon the consummation of the Hughes High Power Transaction. The Company recognized a loss of $4,258,000 during the three months ended September 30, 1999 in connecting with certain working capital adjustments. In addition, the Company recognized a gain on the extinguishment of debt of $33,642,000 in connection with the Lock-up Agreement.

The Company's loss before extraordinary item of $77,633,000 for the nine months ended September 30, 1999 represents a decrease of $178,209,000 as compared to a loss before extraordinary item of $255,842,000 for the nine months ended September 30, 1998. Such decreased loss before extraordinary item is due primarily to the gains recorded in connection with the Hughes Transactions partially offset by an increased operating loss.

Material Changes in Financial Condition

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

                                                                     (Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)

Under the terms of the indentures and credit agreement governing Phoenixstar's subordinated debt, Phoenixstar was required to make an offer to purchase the remainder of the outstanding Notes and Bridge Loans at a purchase price equal to 101% of par plus any accrued and unpaid interest. In that connection, the Company purchased all of the remaining Notes and Bridge Loans as of September 30, 1999.

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

Subsequent to the Hughes Closing Date, the Stockholder Affiliates contributed to the Company an additional $157.7 million pursuant to the Funding Agreement. In addition, Stockholder Commitments in the amount of $382.6 million expired. As a result of the foregoing, remaining Stockholder Commitments at September 30, 1999 aggregated $165.3 million.

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

                                                                     (Continued)

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)

At September 30, 1999, the Company is responsible for (i) the payment of certain obligations not assumed by Hughes and (ii) the payment of costs, currently estimated not to exceed $180 million, associated with the termination of certain vendor and service contracts and lease agreements not assumed by Hughes. The Company currently expects to fund such obligations with available cash and additional advances and/or contributions from the Stockholder Affiliates pursuant to the Stockholder Commitments.

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

The Company has a history of operating losses and reported an accumulated deficit at September 30, 1999. The Stockholder Affiliates have committed to make funds available to the Company, either in the form of capital contributions or loans, up to an aggregate of $165.3 million, subject to certain conditions and triggering events set forth in the Funding Agreement. Management of the Company believes, but cannot assure, that when such funds are combined with the Company's existing sources of liquidity, that the Company will be able to meet its obligations as they become due and payable.

The Company is in the process of identifying and addressing issues surrounding the Year 2000 (Y2K) and their impact on the Company's operations. The issue surrounding the Year 2000 is whether the Company's operations and financial systems, or the systems used by the companies with whom the Company conducts business, will properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

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

Through September 1999, the Company has spent approximately $1,423,000 for Y2K issues, $1,173,000 of which was spent in 1999, and does not currently expect to spend any additional amounts for Y2K related issues.

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

                       PHOENIXSTAR, INC AND SUBSIDIARES
                          (formerly PRIMESTAR, Inc.)


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of the transactions described in note 2 to the accompanying financial statements, the Company has price risk related to investments in equity securities. The following table summarizes the market risk for the
Company:


                           September 30, 1999               December 31, 1998
                       ----------------------------       ---------------------
                            Fair         Carrying            Fair    Carrying
                            Value          Value             Value    Value
                       --------------   -----------        -------- -----------

Equity price risk -   $ 198,322,000     198,322,000        --        --
  equity securities

The Company has a share appreciation right liability of $49,932,000 at September 30, 1999 relating to its equity securities.

PART II.  OTHER INFORMATION


ITEM 6.  Exhibits


                 (a)  Exhibit

                      27 - Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHOENIXSTAR, INC.


Date: November 15, 1999        By: /s/ Kenneth G. Carroll
                                   ----------------------------------
                                          Kenneth G. Carroll
                                          Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Chief Accounting Officer)